Form 10QSB
period 1995-06-30
FUTURE PETROLEUM CORP/UT/
filed 1995-08-21
CIK 51072

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        June 30, 1995

                                    OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________ to ______________

              Commission file number  0-8609

                     Future Petroleum Corporation
    (Exact name of small business issuer as specified in charter)

         Utah                                      87-0239185


(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


2351 West Northwest Highway, Suite 2130, Dallas, Texas     75220
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:214/350-7602

       Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  [x]          No   [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

       The Company had approximately 3,376,903 shares of common stock, par value $0.01 per share, issued and outstanding as of June 15, 1995.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]           No  [X]

                                  PART I
                           FINANCIAL INFORMATION


                       ITEM 1. FINANCIAL STATEMENTS





       The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1994.

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                JUNE 30, 1995

                                 ASSETS

CURRENT ASSETS:
     Current portion of notes receivable             $   455,153
     Trade accounts receivable:
     Joint interest billings                              13,567
     Accrued oil and gas sales                            19,060
                                                       _________
              Total Current Assets                       487,780

PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, using
     the full cost method of accounting                1,897,746
     Other                                                43,228
                                                       _________
                                                       1,940,974

     Less accumulated depletion, depreciation,
     amortization and impairment                      (1,388,233)
                                                       _________
              Net Property and Equipment                 552,741

OTHER ASSETS:
     Non-current portion of notes receivable              11,400
     Mining properties held for sale                      34,741
     Other                                                 2,424
                                                       _________
              TOTAL OTHER ASSETS                          48,565

TOTAL ASSETS                                         $ 1,089,086

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                JUNE 30, 1995

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                           $    95,464
     Advances from shareholder                             10,000
     Accrued oil and gas proceeds payable                  24,143
                                                       __________
              Total Current Liabilities                   129,607

DEFERRED GAIN ON SALE                                     162,831

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 200,000 shares
     authorized, no shares issued                           --
     Common stock, $.01 par value, 30,000,000
     shares authorized, shares issured and
     outstanding; 3,376,903 at June 30, 1995 and
     3,273,649 at June 30, 1994                           33,769
     Additional paid-in capital                          967,758
     Accumulated deficit                                (204,879)
                                                       __________
              Total Stockholders' Equity                 796,648

Total Liabilities and Stockholders' Equity            $ 1,089,086

                                FUTURE PETROLEUM CORPORATION

                   Statement of Operations and Accumlated Deficit

                                               Three Months Ended
                                                     JUNE 30,
                                             ____________________
                                               1995        1994
                                             ____________________
REVENUES:
     Oil and gas sales                   $    44,122 $    52,050
     Well operation fees                      10,197      11,197
     Other                                       604      13,631

              Total Revenues                  54,923      76,878

COSTS AND EXPENSES:
     Lease operations and production taxes    30,439      19,544
     General and administrative               23,640      72,996
     Depletion, depreciation and
     amortization                             10,346       9,276
                                             ___________________
              Total Expenses                  64,425     101,816

OTHER INCOME:
     Gain on sale of assets                   22,092      49,998
     Interest income                           7,112       8,419
                                              29,204      58,417
                                             ___________________
NET INCOME                                    19,702      33,479

BEGINNING ACCUMULATED DEFICIT               (224,582)   (220,441)
                                             ___________________
ENDING ACCUMULATED DEFICIT                $ (204,880) $ (186,962)


NET INCOME PER COMMON SHARE               $     0.01  $     0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         3,377,000   3,274,000

                                FUTURE PETROLEUM CORPORATION

                          Statement of Operations and Accumlated
Deficit

                                                Six Months Ended
                                                     JUNE 30,
                                             ___________________
                                                1995        1994
                                             ___________________
REVENUES:
     Oil and gas sales                   $    81,538 $    97,696
     Well operation fees                      20,394      25,444
     Other                                     1,744      24,129
                                             ___________________
              Total Revenues                 103,677     147,269

COSTS AND EXPENSES:
     Lease operations and production taxes    57,221      45,772
     General and administrative               49,703     111,363
     Depletion, depreciation and
     amortization                             20,691      17,901
                                             ___________________
              Total Expenses                 127,614     175,036

OTHER INCOME:
     Gain on sale of assets                   30,969      58,819
     Interest income                          17,406       8,469
                                              48,374      67,288
                                             ___________________
NET INCOME                                    24,436      39,521

BEGINNING ACCUMULATED DEFICIT               (229,316)   (226,483)
                                             ___________________
ENDING ACCUMULATED DEFICIT                $ (204,879) $ (186,962)


NET INCOME PER COMMON SHARE               $     0.01  $     0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         3,377,000   3,274,000

                                FUTURE PETROLEUM CORPORATION

                                Statements of Cash Flows

                                                 Six Months Ended
                                                      JUNE 30,
                                             ___________________
                                               1995        1994
                                             ____________________
CASH FLOWS FROM OPERATING ACTIVITES:
     Net Income                          $     24,436 $   39,521
     Adjustments to reconcile to net
     cash from operations:
     Depreciation, depletion, and amortization 20,691     17,901
     Gains on sale of assets                  (30,969)   (58,819)
     Decrease (increase) in receivables         5,400    (16,643)
     (Decrease) increase in accounts payable    4,372    (51,022)
     Other assets                               --           477
     Current notes receivable                  25,000       --
                                             ____________________

              Net cash provided by (used in)   48,931    (68,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment     (108,931)   (35,969)
     Proceeds from sale of oil and gas
     and mining properties                      --        39,955
                                             ____________________
          Net cash provided by (used in)     (108,931)     3,986

CASH FLOWS FROM FINANCING ACTIVITIES:
     Collection of notes receivable            60,000     55,000
                                             -------------------
     Net cash provided by financing            60,000     55,000
                                             ____________________

NET INCREASE (DECREASE) IN CASH                --         (9,599)
     AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of
     period                               $     --     $   19,234

CASH AND CASH EQUIVALENTS, end of period  $     --     $     9635

                   ITEM 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OR PLAN OF OPERATIONS

General

       Because of the nature of the Company's business, the results of operations for any interim period are not necessarily indicative of the results of operations that may be expected for an entire fiscal year.

Financial Condition

       The Company incurred consolidated net income of $19,702 and $33,479 for the three months ended June 30, 1995 and 1994, respectively.
At June 30, 1995, the Company had working capital of approximately $195,000, which was a $44,000 improvement over the $151,000 working capital of the Company as of June 30, 1994. This increase in working capital was due primarily to the sale of mining properties for cash and notes receivable.

       The Company requires capital to continue with its acquisition of producing oil and gas properties and drilling prospects as well as to complete drilling on existing properties and to earn an interest in prospects developed by others under standard industry farmout arrangements.
The Company will continue to rely on drilling and other exploration funds provided by others, both to spread the risks of individual projects and to supplement the Company's limited capital resources. In obtaining drilling funding from others, the Company typically earns a fee out of the third-party funding provided or retains an overriding royalty or other carried interest that is not burdened with all of the costs of exploration and development.

       The Company anticipates completing a drilling prospect and/or other explorations during the next 12 months that will require funding through industry sources.

       During the three months ended June 30, 1995, operating activities required net cash of approximately $54,000 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and decreases in receivables, resulted in net income of approximately $19,702 for the period. In the same period during 1994, operations required net cash of approximately $92,000, which resulted in a net profit from operations of $33,479. Investing activities required approximately $37,000 and $10,240 for the three month period ended June 30, 1995, and 1994, respectively, for the purchase of property and equipment, but was offset for the 1995 period by collections on a note receivable and sale of mining properties in the amount of $25,000, resulting in net cash used in investing activities of approximately $12,000 for the period.

Results of Operations

       Total revenues for the three months ended June 30, 1995, decreased 29% over revenues for the preceding year, as well operation fees decreased by 9% and other income decreased by $13,000.

       Lease operations and production expenses were lower for the three months interim period ended June 30, 1995, as compared to the corresponding period a year earlier as a result of the Company's reduced level of operations. General and administrative expenses decreased by more than 68% in the three month interim period during 1995, as compared to a year earlier.

                                  PART II
                             OTHER INFORMATION

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.            Exhibits.

None.

b.            Reports on Form 8-K.

None.

During the quarter ended June 30, 1995, the Company did not file any report on Form 8-K.

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FUTURE PETROLEUM CORPORATION
              Registrant


Dated:  August 15, 1995      By: /s/ B. Carl Price

              B. Carl Price, President,
              Principal Financial and Accounting Officer
              (Signature)

Dated:  August 15, 1995      By: /s/ Danny Matthews

              Danny Matthews,
              Assistant Secretary and Director
              (Signature)