Form 10QSB
period 1995-06-30
FUTURE PETROLEUM CORP/UT/
filed 1995-08-21
CIK 51072

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

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                JUNE 30, 1995

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                           $    95,464
     Advances from shareholder                             10,000
     Accrued oil and gas proceeds payable                  24,143
                                                       __________
              Total Current Liabilities                   129,607

DEFERRED GAIN ON SALE                                     162,831

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 200,000 shares
     authorized, no shares issued                           --
     Common stock, $.01 par value, 30,000,000
     shares authorized, shares issured and
     outstanding; 3,376,903 at June 30, 1995 and
     3,273,649 at June 30, 1994                           33,769
     Additional paid-in capital                          967,759
     Accumulated deficit                                (204,880)
                                                       __________
              Total Stockholders' Equity                 796,648

Total Liabilities and Stockholders' Equity            $ 1,089,086

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

                                FUTURE PETROLEUM CORPORATION

                          Statement of Operations and Accumlated
Deficit

                                                Six Months Ended
                                                     JUNE 30,
                                             ___________________
                                                1995        1994
                                             ___________________
REVENUES:
     Oil and gas sales                   $    81,538 $    97,696
     Well operation fees                      20,394      25,444
     Other                                     1,744      24,129
                                             ___________________
              Total Revenues                 103,677     147,269

COSTS AND EXPENSES:
     Lease operations and production taxes    57,221      45,772
     General and administrative               49,703     111,363
     Depletion, depreciation and
     amortization                             20,691      17,901
                                             ___________________
              Total Expenses                 127,614     175,036

OTHER INCOME:
     Gain on sale of assets                   30,969      58,819
     Interest income                          17,406       8,469
                                              48,374      67,288
                                             ___________________
NET INCOME                                    24,436      39,521

BEGINNING ACCUMULATED DEFICIT               (229,316)   (226,483)
                                             ___________________
ENDING ACCUMULATED DEFICIT                $ (204,880) $ (186,962)


NET INCOME PER COMMON SHARE               $     0.01  $     0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         3,377,000   3,274,000

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