Form 10KSB
period 1995-12-31
FUTURE PETROLEUM CORP/UT/
filed 1996-05-30
CIK 51072

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended  December 31,  1995

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to ____________

     Commission file number     0-8609

               Future Petroleum Corporation
(Exact name of small business issuer as specified in charter)

Utah                                  87-0239185
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

2351 West Northwest Highway, Suite 2130
            Dallas, Texas                   75220
(Address of principal executive offices)  (Zip Code)
(214)350-7602
(Registrants telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Class           Name of each exchange on which registered
 None                           None


Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.01
     (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Registrant's revenues for the most recent fiscal year: $245,000 [x]

     The aggregate market value of the Company's voting stock held by nonaffiliates computed at the closing bid price in the over-the-counter market as quoted on the National Association of Securities Dealers Electronic Bulletin Board system on May 21,1996, was approximately $357,255.

     As of May 29, 1996, the Company had outstanding 3,426,903 shares of its common stock, par value $0.01.

     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

     TABLE OF CONTENTS

Item Number and Caption  Page

PART I

1.   Business....................................3

2.   Properties.................................10

3.   Legal Proceedings..........................13

4.   Submission of Matters to Vote of Security
     Holders....................................14

PART II

5.   Market for Registrant's Common Equity and
     Related Stockholder Matters................15

6.   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations.................................16

7.   Financial Statements and Supplementary
     Data.......................................17

8.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure.....17

PART III

9.   Directors and Executive Officers of the
     Registrant.................................18

10.  Executive Compensation.....................20

11.  Security Ownership of Certain Beneficial
     Owners and Management......................23

12.  Certain Relationships and Related
     Transactions...............................24

13.  Exhibits and Reports on Form 8-K...........25

     PART I
     FINANCIAL INFORMATION



     ITEM 1. BUSINESS



GENERAL HISTORY

     Future Petroleum Corporation (the "Company") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in Texas and Oklahoma.
The Company's strategy has historically been focused on development drilling and exploration activities in or near established production areas.
The Company intends to continue its emphasis on development drilling and to augment this strategy with the acquisition of producing oil and gas reserves.

     Prior to 1994, the Company, formally known as Intermountain Exploration Company, was engaged solely in minerals exploration, holding non-producing mineral properties in the western United States. In view of adverse economic conditions experienced by small exploration firms whose properties consist principally of unpatented mining claims, in 1992 the Company made a strategic decision to reduce its minerals activity and to seek diversification. This decision was driven in large measure by recent legislation that imposed substantial annual cash rental fees on unpatented mining claims, thereby increasing the carrying costs of the Company's properties as it continued with minimal exploration while it sought joint venture, leases, or other arrangements with third parties in which they would provide major exploration funding.

     As a result of management's decision, in 1993 the Company acquired all of the issued and outstanding common stock of a Texas corporation, in consideration of the issuance of approximately 2,713,000 shares of common stock of the Company, which represented approximately 85% of the number of shares of the Company's issued and outstanding common stock after the transaction.

     Effective March 1994, the Company effected a 6 to 1 reverse split of the issued and outstanding shares of common stock. All shares and per share amounts in this annual report have been adjusted to give effect to such reverse split.

     During 1995 the Company concentrated on acquiring oil and gas leases and performing seismic surveys and geological evaluations covering acreage that was to be acquired or contributed to Future Acquisition 1995, Ltd.

     This included 2D seismic acquisition on the Price Ranch Prospect in anticipation of the drilling of the Marty A-1 well which has been drilled and completed in the Brown Dolomite Formation. The well is now in a testing phase while waiting on pipeline connection.

     Geological evaluations were performed on the Azalea Field in anticipation of drilling two wells. These wells have been drilled as of May 14, 1996, and are now awaiting completion in the Grayburg and San Andres Formations.

Strategic Developments

     In December 1995, the Company's subsidiary Future Petroleum Corporation, a Texas corporation ("Future-Texas"), contributed a substantial portion of its oil and gas properties to Future Acquisition 1995, Ltd., a limited partnership in which Future-Texas is the general partner. The partnership has two limited partners, which contributed cash to the partnership to be used in the acquisition and development of oil and gas properties. Revenues, costs and expenses are generally allocated 15% to the General Partner and 85% to the Limited Partners until the limited partners have recovered their investment and a 20% return as defined in the agreement. After that point, the General Partner is allocated 75% of revenues, costs and expenses.
Certain acquisition and developments costs are allocated 100% to the limited partners. As operator of the properties the General Partner is entitled to receive copas overhead charges which will generate income to the General Partner in addition to the 15% of revenues reserved until the 20% rate of return has been generated to the Limited Partners, at which time the General Partner will be allocated 75% of revenues.

Business Strategy

     Operating Strategy. The Company's business strategy is to increase its proved producing reserves by continuing its drilling activities in Texas and Oklahoma and by pursuing acquisitions of proved oil and gas properties, either in the form of asset purchases or mergers with other companies. The Company will focus on producing properties with additional development potential to augment existing production while also expanding and diversifying its reserve base. Acquisition criteria will include reserve life, development opportunity, profit enhancement potential, geographic concentration and ownership levels permitting operation of acquired properties. Under this strategy, the Company will initially seek to increase its concentration in Texas and eventually diversify its interests outside this core area. As of the date of this Report, the Company has no acquisition commitments but has implemented an active program for ongoing evaluation of opportunities meeting its acquisition criteria.

Oil and Gas Activities

     Since its organization in 1983, Future Petroleum Corporation has been engaged primarily in oil and gas exploration, development and acquisition.
It owns and operates oil and gas producing properties as discussed below and is actively involved in oil and gas exploration, development and the acquisition of established production. During the preceding three years, the Company, has developed a number of drilling prospects and acquired lease rights to these prospects and will drill and complete wells where warranted.

OIL AND GAS HOLDINGS

     Properties. The Company's properties are located onshore principally in Texas. As of January 1, 1996, the Company owned interests in a total of 191 gross (66 net) producing wells, of which 158 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising
9,510 gross (2,032 net) developed acres and 11,168 gross (1,852 net) undeveloped acres. Approximately 64% of the Company's proved oil and gas reserves (on a gas equivalent basis) are natural gas. The average reserve life of these properties (based on the 1995 producing rate) is estimated to be 13 years as of January 1, 1996.

Wichita County Regular Field. The Company owns and operates thirty-eight (38) wells in the Wichita Regular Field in Wichita County, Texas. The field is on the Bend Arch north of the Fort Worth basin. The pay zones are the Gunsight sand, the Thomas sand and an unconsolidated 600' sand and is presently under waterflood. All of these sands are Pennsylvanian in age. The trap is a combination of statigraphy and structure. The Company is presently evaluating the potential of recompletion, stimulation and improvement of the waterflood. Results of these studies will increase oil production, reserves, cash flow and Company profits.


Panhandle Field. The Company has an interest in and operates one hundred thirty
(130) wells in the Panhandle of Texas. These wells are located in Gray, Carson, Hutchinson and Roberts Counties, Texas. Most of the wells are located in the Panhandle Field. This field is on the Amarillo uplift West of the Anadarko Basin. All of the Company's wells produce from the Wolfcamp Brown Dolomite of Permian age and the Pennsylvanian granite wash. Production is primarily oil on the uplift with some gas. The Company's wells on the Western edge of the Anadarko Basin flanking the uplift are located on anticlines along a structural ridge. These wells produce gas from the same pay zones found on the uplift in the big Panhandle Field. The Company recently drilled the Marty A-1 and completed it in the Brown Dolomite. The well is now testing. The Company, in order to increase production, reserves and profits, is now evaluating each well. Some of this work has been completed with a resulting increase in production.


Azalea Field. The Company has an interest in Fifteen (15) producing wells and one (1) commercial Salt Water Disposal well in the Azalea Field, located approximately eight (8) miles Southeast of Midland, Texas in Midland county.
It is in the East central portion of the Midland geological Basin. It is near the edge of the Grayburg-San Andres shelf as it swings across the basin from the Central Basin Platform on the West to the Eastern shelf on the East. The field is an anticlinal dome caused by drape over a carbonate bioherm. The leases are on or near the crest of the anticline. The potential pays are in the Grayburg, Permian age sands and carbonates and the San Andres, also Permian, Carbonates (dolomite and limestone). It is the intention of the Company and its partner to drill infill wells to both pay zones and to start a waterflood in order to increase the recovery of oil and gas thus conserving our natural resources and increasing profits for the Company. Potential increases in production and reserves will increase the Company's reserve base substantially. The Company has completed the drilling of two development wells that are pending completion in the Grayburg and the San Andres Formations. It is the intention of the Company to drill six (6) additional wells to develop this lease.


Caddo Field. The Caddo Field, located along the north edge of the Ardmore Basin, just south of the Arbuckle Mountains was discovered on July 14, 1939, by The Pure Oil Company. It is located in, Township 3 South Range 1 East, Carter County, Oklahoma. Production is from the Goddard sandstone, Sycamore limestone, Woodford shale, Hunton limestone, Viola limestone, and 2nd Bromide sandstone. It has produced 3.99 MMBO and 29.9 MMMCFG. Caddo Field is essentially a gas field with a thin oil ring around it. Structurally, the field is an anticlinal fold on a horst block. The Company has obtained oil and gas leases within the oil ring that surrounds the Caddo Field. Development plans consist of drilling five (5) wells on the leases within the next eighteen (18) months. Industry partners will be utilized in funding these wells.

     Cumberland Field. The Cumberland Field is located in Township 5 South Range 7-East in Bryan and Marshall Counties, Oklahoma. The field has a northwest-southeast orientation and is located on a structural high associated with the southwest fault block (horst) of a large northwest-southeast oriented horst and graben fault system. Cumberland field has produced over 73,000,000 BBLS of oil and over 54,000,000 MCF of gas.
An estimated 150,000,000 BBLS of oil remain. 15,000,000 of these remaining BBLS of oil should be producible using present day recovery methods and oil prices. Increases in oil prices and improvements in recovery could double or triple this number. Proven gas reserves remaining to be produced are estimated to be at least 30,000,000 MCF. The Arbuckle has never been completely tested. It holds potentially great untapped reserves. Cumberland Field was discovered in 1940 by the Pure (Unocal) #100-1 Quintin Little.
Pays range from the Arbuckle Dolomites (Ordovician in age) up through the Simpson Sands, Viola and Hunton Limestones, Woodford Chert and
Sycamore Siltstones (Pennsylvanian age). The Simpson Sands are the oil reservoirs. They also hold a large share of the gas as attic gas in their gas caps. The Company has obtained oil and gas leases on the flanks of this field. Major oil companies are conducting a extensive 3-D seismic study of this area with the idea of extending this field and further develop the remaining reserves. The Company plans on participating in this further development.

Marketing

     Gas Sales. Current marketing arrangements generally provide the Company with ability to sell a majority of its well deliverability from the Company's fields to major intrastate pipeline systems under flexible pricing formulas and to utilize additional transportation systems for marketing the balance of its production.

     Oil Sales. The Company's sales of crude oil, condensate and natural gas liquids are generally made at posted field prices, which are not subject to regulations.

COMPETITION

     The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater than those of the Company. Many competitors also have substantially larger staffs and facilities than those of the Company. The availability of a ready market for the Company's oil and gas production depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

Regulation

     General. Domestic development, production and transportation of oil and gas are extensively regulated at both the federal and state levels.
Legislation affecting the oil and gas industry is under constant review for amendment, frequently increasing the regulatory burden on the industry. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for noncompliance. The following discussion of oil and gas industry regulation is summary in nature and is not intended to cover all regulatory matters that could affect the Company.

     State Regulation. State statutes and regulations require permits for drilling operations and construction of gathering lines, as well as drilling bonds and reports concerning operations, often creating delays in drilling, completing new wells and connecting completed wells. Texas and other states in which the Company conducts operations also have statutes and regulations governing conservation matters, including regulation of the size of drilling and spacing or proration units, the density of wells that may be drilled and the unionization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas impose certain requirements on the ratability of production. Many states including Texas, also have regulatory mechanisms that attempt to match monthly production to the market demand for oil and gas. Certain existing statutes or regulations set limits below the rates at which oil and gas is currently produced from wells in which the Company owns an interest or the prices received for its production.

     Federal Regulation. Since the lifting of federal price controls in 1981, sales of crude oil, condensate and natural gas liquids can be made at uncontrolled market prices. For many years, the sale and transportation of natural gas in interstate commerce have been subject to regulation under various federal laws, including the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"), both of which are administered by the Federal Energy Regulatory Commission ("FERC"). The provisions of these acts and regulations are complex. Under these acts, producers and marketers have historically been required to obtain from FERC certificates to make so called "first sales" and abandonment authority to discontinue those sales. Additionally, first sales have been subject to price regulations. However, as a result of the enactment of the NGPA and the Natural Gas Wellhead Decontrol Act of 1989, the remaining regulations imposed by the NGA and the NGPA on first sales were terminated on January 1, 1993. Thus, sales of natural gas may currently be made at uncontrolled market prices. FERC jurisdiction over transportation and sales other than first sales has not been affected.

     Commencing in the mid-1980s, FERC promulgated several orders designed to enhance competition in natural gas markets by requiring that access to the interstate transportation facilities necessary to reach those markets be provided on an open nondiscriminatory basis. FERC has also adopted regulations intended to make intrastate natural gas transportation accessible to gas buyers and sellers on an open nondiscriminatory basis through procedures under which intrastate pipelines may participate in certain interstate activities without becoming subject to FERC's full NGPA jurisdiction. These orders have had a profound influence upon natural gas markets in the United States and, among other things, have fostered the development of a large short term or spot market for gas. The most significant of these orders is Order 636.

     FERC issued Order 636 in April 1992 to require further restructuring of the sales and transportation services provided by interstate pipelines that perform open access transportation. The changes were intended to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that put gas sellers into more direct contractual relations with gas buyers. Order 636 required individual pipeline service restructuring proceedings designed to "unbundle" the services provided by interstate pipelines so that producers and purchasers of natural gas may secure transportation and storage services from the most economical source, whether interstate pipelines or other parties. These initiatives have substantially reduced or eliminated the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only natural gas storage and transportation services.

     Although Order 636 does not actually regulate gas producers, FERC has stated that Order 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order 636 will have on the Company as a producer. Furthermore, because the requirements of Order 636 were only recently implemented through individual restructuring proceedings on a pipeline-by-pipeline basis, it is impossible to predict what effect, if any, Order 636 will have on the Company's gas marketing operations.

     The increasing complexity of the energy regulatory environment has prompted many producers, including the Company, to rely on highly specialized experts for the conduct of gas marketing operations. The need for these specialized services is expected to continue.

     Energy Policy Act. The Energy Policy Act of 1992 (the "Energy Act") was enacted to promote vehicle fuel efficiency and the development of renewable energy sources such as hydroelectric, solar, wind and geothermal energy. Other provisions of the Energy Act include initiatives for reducing restrictions on certain natural gas imports and exports and for expanding and deregulating natural gas markets. While these provisions could have a positive impact on the Company's natural gas sales on a long term basis, any positive impact could be offset by measures promoting the use of alternative energy sources other than natural gas. The impact of the Energy Act on the Company has not been material.

     Environmental. The Company's activities are subject to various federal, state and local laws and regulations designed to protect the environment. The Company does not conduct activities offshore. Operations on the Company's onshore properties may generally be liable for clean-up costs to the federal government for up to $50 million for each discharge of oil or hazardous substances under the Federal Clean Water Act, up to $350 million for each oil discharge under the Oil Pollution Act of 1990 and for up to $50 million plus response costs for hazardous substance contamination under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (Superfund).

MINERAL HOLDINGS


     General. The Company has interests in a number of properties more fully described in "ITEM 2. PROPERTIES," none of which is in production. The Company is seeking arrangements with third parties to sublease, joint venture, or otherwise obtain third party financing for property holding costs and ongoing exploration, where warranted.

     The Company's exploration activities on each of its properties during 1995 were limited to surface reconnaissance and geology and related work to satisfy the assessment work obligation to complete work having a value of at least $100 per claim on the Company's unpatented mining claims as discussed below. The Company does propose to conduct exploration on these properties in the future.

     Arizona Juno Resources, Inc. On March 31, 1995,the Company transferred all of its interest in Arizona Juno Resources, inc. ("Arizona Juno") to Richard V. Wyman, a former officer and director of the Company, which, together with 67,400 restricted shares of the common stock of the Company, were transferred in satisfaction of a debt owed to Mr. Wyman. At the same time, the Company issued 5,000 restricted shares of its common stock to Arizona Juno in payment of a debt owed to Arizona Juno. (See "ITEM 13. CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS".)


     Alaska Eldorado Gold Company. Alaska Eldorado Gold Company, a Nevada corporation is a 100% subsidiary of the Company and holds title to 25
placer claims covering 1,440 acres located northeast of Nome, Alaska.   There
is 5000 ounces of gold recoverable from the entire area of interest from about 450,000 yards of material. The Company plans to do trenching exploration during the 1996 season to further prove up additional gold reserves.


     Great Eastern/Key West Prospects. The Great Eastern Prospect consists of 8 unpatented claims located approximately 20 road miles south of the town of Bunkerville, Clark County, Nevada. The prospect contains deposits of copper, nickel and platinum on which several diamond drill holes were drilled by the U. S. Bureau of Mines during World War II. These claims adjoin the Key West patented group which contains a body of copper-nickel-platinum ore and was a producer of platinum at one time. The Key West deposit has drill indicated reserves of 233,400 tons. The Company is currently negotiating with Falconbridge LTD to further explore the properties.


     White Basin Gypsum Prospect. The White Basin Gypsum Prospect consists of 12 contiguous unpatented claims forming a 380 acre site and covering large, high-quality gypsum outcrops. These beds of the Horse Springs formation are 60 to 120 feet thick estimated to contain over 30 million tons of 85 percent gypsum, including considerable tonnage of 95 percent plus. The gypsum claims are approximately 40 air miles east of Las Vegas, Nevada, 4 miles from the paved North Shore Road between Henderson and Overton, Nevada. Another road gives access to Interstate 15 at a point 30 miles northeast of Las Vegas, which is also on the main line of the Union Pacific Railroad.

     Eldorado Canyon Properties. In March 1994, the Company entered into an agreement to sell to Nevada Pacific Mining Company, Incorporated, Las Vegas, Nevada, an unaffiliated entity, the Eldorado Canyon property for a total of $740,000, payable $50,000 in cash on signing the agreement, $100,000 on March 1, 1995, $125,000 due and payable on February 15, 1996, $125,000 due and payable on May 15, 1996, and the balance due by July 1, 1996. The unpaid balance is secured by a deed of trust on the property.


     South Utah Prospect. On April 15, 1994, The Company completed a sale of the South Utah Prospect to Dotson Exploration, Milford, Utah, for $200,000, $25,000 of which was paid on closing with $25,000 payable each calendar quarter beginning January 1, 1995. Dotson Exploration has subsequently merged with Centurion Mines. Exploration and development continues on these claims.
The South Utah Prospect consists of 37 patented claims which are contiguous and form a single site containing approximately 720 acres located approximately
10 miles west of Milford, Utah. The prospect contains copper and molybdenum mineralization. The Company has previously entered into an agreement with Dotson Exploration, pursuant to which Dotson explored these claims by sufficient trenching and drilling to interest another company in taking over the property. This work was completed with 5,000 feet of drill holes. These transactions were the result of arm's length negotiations.

     Rights to Unpatented Mining Claims. Various federal and state laws impose requirements designed to reduce the impact of exploration and other field activities on the environment and to require the restoration of the surface following such activities. Such regulations may restrict access to certain areas, preclude significant surface disturbances without first obtaining rights in the property or without first filing a proposed plan of operations with the United States Bureau of Land Management or similar application with the state or other authority if it has jurisdiction of the area, and first obtaining all required consents. There is no assurance that any requisite approvals can be obtained, that the Company's proposed plans may not have to be modified in order to obtain the required approvals, or that delays will not be encountered.

     Unpatented mining claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only. Possessory title to an unpatented mining claim, when validly initiated endures unless lost through abandonment due to failure to perform and file proof of annual assessment work or through a forfeiture, which results from an examination of the public record. The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location was made, the making of valid mineral discoveries within the boundary of each claim, compliance with federal and state regulations for locating claims, the performance of annual assessment work, and the making of required annual filings with the Bureau of Land Management and the appropriate state authority in which the claims are located. Failure to perform annual assessment work subjects the claimant to forfeiture of rights through valid subsequent locations by others or through cancellation by the government agency involved.

     The Company believes that it has valid possessory title to all of the unpatented federal mining claims described herein although it has not completed an in-depth title examination of any of its properties.

     A 1993 statutory change authorized the promulgation of regulations requiring annual assessment work on unpatented mining claims and established a mandatory annual rental fee of $100 per claim for fiscal years 1994 and 1995 for each mining claim and site in lieu of the current annual assessment work requirement. Failure to pay the required rental fee by the statutory deadline constitutes a statutory abandonment of the mining claim or site.

     Congress is currently considering various amendments to the 1872 General Mining Law respecting unpatented mining claims that would impose a royalty on production from such claims and contain other limitations or requirements that, if enacted and applicable to the Company's unpatented mining claims, would have a material adverse impact on the Company.

     The foregoing changes in the laws and regulations affecting mining claims were a major factor in the Company's previous decision to seek diversification through the reorganization with the Company.


EMPLOYEES

     The Company has five employees, including an executive officer and director, all of whom are associated with the Company's oil and gas activities. Of the five employees, one is salaried management personnel, two are administrative, and two are field personnel. The Company also contracts with two independent contractors for land research and field work.



     ITEM 2. PROPERTIES


OIL AND GAS PROPERTIES

     The Company's significant oil and gas properties are located in Gray, Carson, Hutchinson, Roberts, Midland, and Wichita Counties in Texas, and
Bryan, Logan, Marshall, and Carter Counties in Oklahoma. Generally, production is from depths of less than 4,500 feet. For additional information about these properties, see financial statements.

     In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or gross acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or gross acres.


     Well and Acreage

     Shown below are tabulations of the productive wells and estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas as of December 31, 1995, based on information prepared by an independent petroleum engineer. All wells are located in the United States.


                           Productive Wells
                        Gross            Net

               Gas         5                1
               Oil       186               65
               Totals    191               66


                                       Oil             Gas
                                     (BBLS)          (MCF)
Balance, Jan. 1, 1994                23,000        1,495,000
Sale of minerals in place              --           (70,000)
Revisions of previous estimates     (10,000)       (155,000)
Production                           (3,000)       (100,000)
Balance, Dec. 31, 1994              10,000         1,170,000
Purchase of minerals in place       30,000           245,000
Conveyance of minerals in place
     to limited partnership         (25,000)       (796,000)
Revisions of estimates               (2,000)       (363,000)
Production                           (2,000)        (75,000)
Balance, Dec. 31, 1995               11,000         181,000

Proved developed reserves            11,000         181,000





     The following table sets forth developed and undeveloped acreage owned by the Company as of December 31, 1995.

            Developed Acreage        Undeveloped Acreage           Total
             Gross         Net       Gross      Net        Gross       Net
Texas     6,380.48  1,653.30        9,078    1,684        15,458.48  3,134.30
Oklahoma  1,040       378.62        2,090      168         3,130       546.62
  Totals  7420.48  2,031.92        11,168    1,852        18,588.48  3,680.92


     Production

     The following table summarized the net production owned by the Company and produced to its interest, less production and royalties due others, for all properties in which the Company had an interest during the periods indicated.

                                        Year Ended December 31,
                                      1995                1994


Average net daily production
     Gas (mcf)                        182                 381.96
     Oil (bbls)                        27                   4.08

Average sales price
     Gas ($ per mcf)                 $1.59                 $1.33
     Oil ($ per bbl)                $16.63                $15.59

     The average production cost per mcf of gas and oil equivalent, which includes lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes, were $0.86 for 1995, $0.74 for 1994, and $0.60 for 1993. To facilitate comparisons, units of production are expressed in common units, with oil converted to a common unit of gas production on the basis of one barrel of oil for six mcf of gas.

     The Company sells gas on a contract basis to one of several purchasers in each of the areas in which it has productive gas wells. The Company sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells.

     Drilling Activities

     The wells drilled by the Company during the periods indicated are summarized in the following table.

                              Year Ended December 31,
                    1995              1994               1993

Geographic Area     Gross     Net     Gross      Net     Gross      Net

Development
  Gas (mcf)          __       __      1          0.15    1          0.05
  Oil (bbls)         __       __      1          0.12    --         --
  Non-productive     --       --      --         --      --         --

Totals               --       --      2          0.27    1          0.05


Exploratory
  Gas                --       --      --         --      --         --
  Oil                --       --      --         --      --         --
  Non-productive     --       --      --         --      --         --
Totals               --       --      --         --      --         --


Mineral Properties

     Summit and Coarse Gold Claims. Alaska Eldorado Gold Company, a Nevada corporation is a 100% subsidiary of the Company and holds title to 25 placer claims covering 1,440 acres located northeast of Nome, Alaska, the Summit
and Coarse Gold claims.   There is 5000 ounces of gold recoverable from the
entire area of interest from about 450,000 yards of material. The Company plans to do trenching exploration during the 1996 season to further prove up additional gold reserves.

     Eldorado Canyon Properties. In March 1994, the Company sold the Eldorado Canyon properties, held by the Company and by Arizona Juno.

     The Eldorado Canyon Properties consist of 24 1/2 patented, 10 unpatented, and 5 millsites forming two separate sites: (1) the main grouping consists of 17 1/2 patented, 10 unpatented, and 5 millsites covering approximately 710 acres; (2) 7 patented claims located in the Capital Camp area located 3 miles southeasterly of the main group of claims. All claims are in Clark County, Nevada, within the Nelson or Eldorado Canyon Mining District, approximately 25 miles south of Boulder City. Principal minerals produced by others in the mining district are gold and silver.

     The properties are crossed by the gravel road from Nelson to Searchlight, Nevada. Single-phase electric power is on the property, and the Company owns a water right to a well in Copper Canyon.

     During the past 20 years, exploration has been done over most of the property. Significant mineralization was found in two places: (1) Copper Canyon, in which a body of copper mineralization was discovered, and (2) the Blackhawk and Wall Street claims on which a gold/silver mineral deposit was discovered. There is estimated to be blocked out surface accessible gold/silver mineralization estimated at one million tons of a grade 0.06 ounces gold and 0.6 ounces silver per ton.


     White Basin Gypsum Prospect. The White Basin Gypsum Prospect consists of 19 contiguous unpatented claims forming a 380 acre site and covering large, high-quality gypsum outcrops. These beds of the Horse Springs formation are 60 to 120 feet thick estimated to contain over 30 million tons of 85 percent gypsum, including considerable tonnage of 95 percent plus.

     The gypsum claims are approximately 40 air miles east of Las Vegas, Nevada, 4 miles from the paved North Shore Road between Henderson and Overton, Nevada. Another road gives access to Interstate 15 at a point 30 miles northeast of Las Vegas, which is also on the main line of the Union
Pacific Railroad.


     Great Eastern/Key West Prospects. The Great Eastern Prospect now consists of 8 unpatented claims located approximately 20 road miles south of the town of Bunkerville, Clark County, Nevada. The prospect contains deposits of copper, nickel and platinum on which several diamond drill holes were drilled by the U. S. Bureau of Mines during World War II. These claims adjoin the Key West patented group which contains a body of copper-nickel-platinum ore and was a producer of platinum at one time.

     The Company formed an agreement with Nevada Nickel & Copper Company, whose patented Key West group adjoins the Company's claims on the west, to pool the properties and seek a lessee, with the two companies splitting the proceeds 50-50.

     The Company is currently negotiating an option agreement with Falconbridge Ltd., of Toronto Canada, to further explore this area and to possibly sell the properties to Falconbridge.


     South Utah Prospect. The South Utah Prospect consists of 37 patented claims, which are contiguous and form a single site containing approximately 720 acres located approximately 10 miles west of Milford, Utah. The prospect contains copper and molybdenum mineralization.

     On April 15, 1994, the Company completed a sale of the South Utah Prospect to Dotson for $200,000, $25,000 of which was paid on closing with $25,000 payable each calendar quarter beginning January 1, 1995. The January and April payments have been received. This transaction was the result of arm's length negotiation.


Executive Offices

     The Company's principal executive offices, consisting of approximately 2,700 square feet of office space located at 2351 West Northwest Highway, Suite 2130, Dallas, Texas 75220, are rented from an unrelated party at a current rate of $1,948.00 per month, under a lease expiring December, 31, 1998.

     The Company also maintains a field operations office at Pampa, Texas.



ITEM 3. LEGAL PROCEEDINGS



     The Company and B. Carl Price, its agent, were named as defendants in a lawsuit in the United States District Court for the Northern District of Texas captioned Midcon Gas Services Corporation v. Future Petroleum Corporation, et al., C.A. 2-94-CV-204.

     The general nature of the lawsuit is an allegation that the Company has been, and continues to produce gas well gas and not casinghead gas from the Gores Lease. The Company owns the rights and title to the oil and casinghead gas. The plaintiffs, who purport to own right and title to the gas well gas, seek to recover loss of revenues, loss of reserves, loss of employee time and expenses, attorney's fees and to receive injunctive relief to prevent further conversion of its gas.

     The lawsuit was settled with no material effects to either party. The terms of the settlement are confidential.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the shareholders during the fourth quarter of 1995.


     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "FUPT". The following table sets forth the high and low bid quotations for the Company's Common Stock as reported on NASDAQ for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions). The Company's Common Stock has traded on a very limited basis during the preceding two years. In March 1994, the issued and outstanding common stock of the Company was reverse split 6 to 1. All quotations have been adjusted retroactive to give effect to this reverse split.

                              Bid Quotation
                              High      Low
1994
Quarter ended March 31        $1.00     $0.125
Quarter ended June 30         $1.00     $0.25
Quarter ended September 30    $0.50     $0.125
Quarter ended December 31     $0.25     $0.125

1995
Quarter ended March 31        $0.25     $0.125
Quarter ended June 30         $0.1875   $0.125
Quarter ended September 30    $0.1875   $0.125
Quarter ended December 31     $0.1875   $0.125


     As of May 29, 1996, immediately prior to the date of this report, the Company's Stock was quoted on the OTC Electronic Bulletin Board at a closing bid of $0.25.

     On May 29, 1996, the Company had approximately 855 shareholders.


     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

General

     Prior to August 1993, the Company was engaged primarily in the business of mining for gold, silver, lead, zinc and gypsum and held several mining properties. In August 1993, the Company acquired all of the issued and outstanding stock of Future Petroleum Corporation ("Future"), which was engaged in the acquisition and production of oil and gas reserves. Management of the Company has determined to dispose of most of its mining properties and concentrate on the oil and gas business previously conducted by Future. The historical financial statements are those of Future combined with Intermountain beginning in August 1993.

Liquidity and Capital Resources

     General

     The Company incurred consolidated net income of $58,000, and net income of $24,000, for the years ended December 31, 1995 and 1994, respectively. At December 31, 1995, the Company had working capital of $26,000, which was a $367,000 reduction from the $393,000 working capital that the Company had as of December 31, 1994. This reduction in working capital was due primarily to the purchase of oil and gas properties for cash and notes payable.

     The Company requires capital to continue with its acquisition of producing oil and gas properties and drilling prospects as well as to complete drilling on existing properties and to earn an interest in prospects developed by others under standard industry farmout arrangements. The Company has established a financial relationship through the limited partnership it has formed through its subsidiary Future-Texas. The Company believes that through the limited partnership it now has the ability to acquire producing oil and gas properties as well as fund development drilling and uphole recompletions as required.

     The Company anticipates completing a drilling prospect and/or other explorations during the next 12 months as well as acquiring additional producing oil and gas properties. The Company believes that these projects will be funded through the limited partnership it has formed through its subsidiary Future-Texas.

     Operating activities of the Company during 1995 provided net cash of $3,000. Investing activities in 1995 used net cash of $23,000, primarily for the purchase of producing oil and gas properties, offset by proceeds from collection of notes for sale of mining properties.

     Operating activities of the Company during 1994 required net cash of $44,000. Such cash, was primarily related to repayment of accounts payable. The Company paid $81,000 for the purchase of property and equipment during 1994, which was offset by proceeds from the sale of mining properties and property and equipment during the year in the amount of $125,000, resulting in net cash provided by investing activities of $44,000.


Results of Operations

     1995 and 1994

     Total revenues in 1995 declined to $245,000 from $284,000 in 1994, primarily due to the reduction in prices received for the products being sold as well as the sale of properties. Production costs increased slightly. General and administrative expenses declined to $139,000 from $188,000 in 1994. Net income in 1995 increased to $58,000 from $24,000 in 1994, primarily due to an increase in gains on sales of mining properties and to interest income earned of $46,000 on notes receivable on the sales of those properties.


Inflation

     The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. The Company's oil exploration and production activities are generally affected by prevailing prices for oil, however. (See ITEM 1. BUSINESS.")


     ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The table of contents of the financial statements and supplementary data included in this report is contained in "ITEM 14. EXHIBITS REPORTS ON FORM 8-K".


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There are no changes or disagreements with accountants on accounting and financial disclosures.

     PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Executive Officers and Directors

     The following table sets forth the name, age and position of each executive officer and director of the Company.

Name                    Age      Position                       Term Expires
B. Carl Price            38      President,Secretary, Director      1997
Don Wm. Reynolds         69      Chairman of theBoard, Director     1997
Robert Price             67      Vice-President,Director            1996
D. William Reynolds, Jr. 35      Director                           1996
Danny Matthews           34      Vice-President-Land,Director       1998
Charles D. Laudeman      33      Director                           1998

     The articles of incorporation of the Company provide that the board of directors shall be divided into three classes of approximately equal size, with the directors in each class elected for a three year term. Officers serve at the pleasure of the board of directors. Biographical information for each of the executive officers and directors is presented below:

B. Carl Price

     B. Carl Price, product of the Business School at Oklahoma State University, founded Future Petroleum Corporation in 1983. Mr. Price is the president, chief
executive officer, director, and largest shareholder in Future.   The company
was established shortly after the oil and gas business had reached its peak in the late 1970's and early 1980's. The intent was to initiate, manage, acquire, and operate oil and gas ventures and properties, which he did with much success. Since the company was established, Future has acquired several producing properties, drilled numerous wells, including directional wells, and has consummated many exploratory and development properties. His management skills have enabled him to assemble a team of qualified Board of Directors each with varied business, management, and political experience. Together with teamwork, confidence, and knowledge, Carl Price is determined to continue the rapid growth of Future Petroleum.

Don Wm. Reynolds

     Don Wm. Reynolds, Chairman of the Board of Directors, graduated from Ohio State University in 1952 with a degree in Geology. After several short stints with Rowan Drilling Company and Geochemical Engineering Company, he joined Union Oil Company of California in 1953 as a geologist. He retired from Unocal in 1992 after almost 40 years. He served in various staff and management positions in West Texas, New Mexico, Alaska, California and the mid-continent. Mr. Reynolds assembled the second largest block of stock in Future Petroleum Corporation in the fall of 1992. He joined the Board of Directors as Chairman in 1993. Mr. Reynolds has been active in his profession and has served on many local and national committees and held office in geological societies in West Texas and California. He has been recognized for his efforts and can be found listed in various editions of Who's Who in the business world.

Robert Price

     Robert Price is vice-president of Future Petroleum and a member of the Board of Directors. He received a Bachelor's Degree from Oklahoma State University. Mr. Price owns and operates a working farm and cattle ranch in the Texas Panhandle near Pampa, Texas. He, like his son Carl Price, has been active in the oil and gas industry for over ten years. He is a meticulous man who pays close attention to detail when overseeing many field operations. His knowledge of the Texas Panhandle area has been crucial for optimum drilling sights and exploratory developments. Before his success as an oilman and cattle rancher, Mr. Price was a fighter pilot in the Korean War
where he flew 27 combat missions.   He later went on to serve his country as
a United States Congressman and furthered his political career as a Texas State Senator in Austin, Texas. His civic and social status in the Oklahoma/Texas region has proved to be both beneficial and advantageous for Future Petroleum.

D. William Reynolds, Jr.

     D. William Reynolds, Jr. a member of the board of directors, is the founder and president of Intelligent Financial Perspective, Inc. in Austin, Texas.
The corporation is a client server software development and technology consulting firm specializing in financial applications. Prior to starting his own business in 1989, Mr. Reynolds was a management consultant for more than six years. He served on two nationwide consulting firms specializing in the financial services industry. Mr. Reynolds earned a Bachelor's Degree in Finance from the University of California at Berkeley. Continuing his education, he went to The University of Texas at Austin where he earned his M.B.A. degree in Information Systems Management, and where he now holds a faculty position in the graduate school of business.


Danny Matthews

     Danny Matthews, a member of the board of directors, joined Future Petroleum as vice president of land in 1991. He graduated from Texas A&M with a Bachelor of Science Degree. Among his credentials, Mr. Matthews served as an independent landman for seven years. His territory covered vast regions of Texas, Oklahoma, and Louisiana. Mr. Matthews specializes in divestments and acquisitions of producing properties and minerals. His background includes mineral research for engineering firms, consulting for small public companies, and investor relations. In addition, he is involved with a family ranching business. He has been a field director and classifier for top international breeders. His insight to the oil and gas industry has made him irreplaceable among colleagues, clientele, and Future Petroleum.


Charles D. Laudeman

     Charles D. Laudeman, a member of the board of directors, is presently a Gas Marketing Manager for Howell Petroleum Corporation, Houston, Texas. His responsibilities include the direct marketing of Howells' gas and third party gas, as well as identifying natural gas asset opportunities. He graduated from Southern California University with a Bachelor of Arts Degree in International Relations. A key accomplishment that Mr. Laudeman has been able to provide for Future is market support and analysis of producers, endusers and marketers of natural gas. He is an affiliate of the Natural Gas Association of Houston, New Orleans and Oklahoma.

     B. Carl Price is the son of Robert Price, and D.William Reynolds, Jr. is the son of Don Wim. Reynolds.

     Compliance with Section 16(a) of the Exchange Act Based solely upon a review of forms 3, 4 and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.


     ITEM 10. EXECUTIVE COMPENSATION


Executive Officer Compensation

     The following table sets forth, for each of the last two fiscal years, cash compensation received by any person serving as chief executive officer of the Company during the last preceding fiscal year and any of the four remaining most highly compensated other executive officers whose salary and bonus for all services in all capacities exceeded $100,000 for the most recent fiscal year.

     Summary Compensation Table
                                        Long Term Compensation
                    Annual Compensation      Awards                  Payouts
     (a)      (b)    (c)    (d)  (e)      (f)       (g)         (h    (i)
                                 Other               Securities       All Other
                                 Annual   Restricted Underlying       Compen-
              Year               Compen-  Stock      Options/   LTIP  sation
Name and      Ended  Salary Bonus sation  Award(s)   SARs      Payouts
Position      Dec. 31 ($)   ($)  ($)       ($)       (#)        ($)     ($)

B. Carl Price, 1995 $12,000  --  $35,000(1) --       --         --     --
(CEO)
President, Director
               1994 $8,000   --   $31,000(2) --      --      150,000   --


(1) During 1995, Price Oil & Gas Co., which is a company owned by Mr. Price was paid $35,000 for consulting services provided to the Company.
(2)  During 1994, Mr. Price was paid $31,000 as an independent contractor.

     On February 25, 1994, the Company granted to B. Carl Price and Danny Matthews five year options to purchase 150,000 and 100,000 shares, respectively, at $0.267 to Mr. Price (at 110% of the market price) and $0.243 per share to Mr. Matthews, based on the approximate market price of the Company's common stock on the date of grant. On October 17, 1994, Mr. Price exercised options to acquire 112,280 shares for cancellation of a debt owed to a company owned by Mr. Price in the amount of $29,979.

     Option/SAR Grants in Last Fiscal Year

     The following tables sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended December 31, 1995, to the named executive officers of the Company.

(a)           (b)            (c)               (d)              (e)
               Number of      % of Total
               Securities     Option/SARs
               Underlying     Granted to        Exercise or
               Option/SARs    Employees During  Base Price       Expiration
     Name      Granted (#)    Fiscal Year       ($/share)        Date
B. Carl Price  --             --                --               --

     No stock options were issued in 1995.

          Aggregate Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Values

     The following table sets forth information respecting the exercise of options and SARs during the fiscal year ended December 31, 1995, by the named executive officer of the Company and the fiscal year end values of unexercised options and SARs.

(a)       (b)            (c)       (d)                       (e)
                                   Number of                 Value of
                                   Securities                Unexercised
                                   Underlying                In-the-Money
                                   Unexercised               Options/SARs at
                                   Options/SARS at FY        FY End ($)
                                   End (#)
        Shares Acquired            Exercisable/              Exercisable/
Name    on Exercise (#)  Value Realized ($) Unexercisable    Unexercisable
B. Carl Price -(1)-      --        37,720                    --


     (1) Options to purchase 150,000 shares of Common Stock at any time through February 25, 1999, at an exercise price of $0.267 per share, payable in cash, pursuant to a promissory note, by delivery of shares of the Company stock, or by the cancellation of options. The terms of these options were not determined in arm's length negotiations.

Directors Compensation

     The Company has no arrangements for compensation of its directors and does not intend to compensate the directors in the immediate future.


Employment Agreements, Deferred Salary and Benefits

     The Company does not have employment contracts, deferred salary or other benefit arrangements with its officers or directors.

Stock Option and Award Plan

     The Company has adopted, and the shareholders have approved, a 1993 Employee Incentive Plan (the "Plan") intended to advance the interests of the Company by attracting competent executive personnel and other employees, ensuring the retention of the services of existing executive personnel and employees, and providing incentives to all of such personnel to devote the utmost effort and skill to the advancement and betterment of the Company by permitting them to participate in the ownership of the Company and thereby permitting them to share in increases in the value of the Company which they will help to produce.

     The Plan is administered by the board of directors or a committee appointed from time to time by the board of directors. Under the Plan, the board or duly appointed committee may grant stock options, which may be incentive stock options ("ISOs") as defined in the Internal Revenue Code (the "Code"), or options which do not qualify as ISOs, to directors and employees of the Company who, in the opinion of the board or committee, are expected to contribute materially to the Company's success in the future. All employees of the Company are eligible to participated in the Plan. A maximum of 800,000 shares, subject to adjustment for certain events of dilution, are available for grant under the Plan, provided, however, that in no event may the aggregate fair market value of shares of the Company's common stock with respect to which and ISO is exercisable for the first time in any calendar year exceed $100,000.

     The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Company common stock on the date the option is granted in the case of ISOs (110% of the fair market value in the case of 10% stockholders). All ISOs granted under the Plan shall expire not later than ten years from the date of grant (5 years in the case of ISOs granted to 10% stockholders), and all nonqualified options shall expire at such date as the board or a duly appointed committee shall determine. The option price may be paid by cash or, at the discretion of the board or a duly appointed committee, by delivery of common stock or options already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

     The aggregate number of shares of common stock with respect to which options may be granted under the Plan, the number of shares thereof covered by each outstanding option, and the purchase price per share thereof in each such option, shall be adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares or other increase or decrease in such shares effected without receipt by the Company of consideration approved by the board of directors of the Company (an "Event of Dilution"), in amounts to prevent substantial dilution or enlargement of rights granted to or available for eligible employees. In the case of an ISO, the ratio of the option price to the fair market value of the stock subject to the option immediately after the change must not be more favorable to the optionee on a share by share comparison than the ratio of the old option price to the fair market value of the stock subject to the option immediately before such transaction. All such adjustments shall be made by the board or a duly appointed committee, whose good faith determination shall be binding absent manifest error.

     The board of directors of the Company may from time to time alter, amend, suspend, or discontinue the Plan with respect to any shares of common stock as to which options have not been granted. However, no such alteration or amendment (unless approved by the stockholders) shall (a) increase (except in the case of an Event of Dilution) the maximum number of shares for which options may be granted under the Plan either in the aggregate or to any eligible employee; (b) reduce (except in the case of an Event of Dilution) the minimum option prices which may be established under the Plan;
(c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the Plan; (e) change the provisions of the preceding paragraph relating to Events of Dilution; or (f) materially increase the benefits accruing to the eligible employees under the Plan.

     On February 25, 1994, the Company granted to B. Carl Price and Danny Matthews five year options to purchase 150,000 and 100,000 shares, respectively, at $0.267 per share (110% of the approximate market price of the Company's common stock on the date of grant) to Mr. Price and at $0.243 per share (100% of the market price of the Company's common stock on the date of grant) to Mr. Matthews. The company has issued no other options or stock awards under the Plan.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of May 29, 1996, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's 3,426,903 shares of Common Stock issued and outstanding, and the name and share holdings of each officer and director and all of the officers and directors as a group:

                         Nature of           Number of
Name of Person or Group  Ownership(1)        Shares Owned          Percent

Principal Shareholders

B. Carl Price             Direct              1,063,317             31.0%
2351 W. Northwest Highway Options                37,720              1.1%
Suite 2130                Total               1,101,037             32.1%
Dallas, TX  75220

Don Wm. Reynolds          Direct                403,289             11.8%
206 Rock Street
Bowie, TX  76230

Maxcine Denton            Direct                267,558              7.8%
3114 Classen Boulevard
Oklahoma City, OK  73118

Richard V. & Anne Wyman   Direct                192,906              5.6%
Revocable Trust, Dated 8/19/80
P.O. Box 4073
Boulder City, NV  89006

Directors

B. Carl Price            --------------------See Above----------------------

Don Wm. Reynolds         --------------------See Above-----------------------

Robert D. Price            Direct(2)            96,835              2.8%

D. William Reynolds, Jr.   Direct                  333              0.0%

Danny Matthews             Direct                  100              0.0%
                           Options             100,000              2.9%
                           Total               100,100              2.9%

Charles D. Laudeman        Direct                  833              0.0%


All Executive Officers     Direct            1,564,707             45.6%
and Directors as a Group   Options             137,720              4.0%
(6 people)                 Total             1,702,427             49.6%

(1) Shares owned directly are owned beneficially and of record, and such record shareholder has sole voting, except as provided herein, investment and dispositive power.
(2) 15,409 of the shares held by Mr. Price are held jointly with his wife, Martha Ann Price.

     B. Carl Price is the son of Robert Price, and D. William Reynolds, Jr. is the son of Don Wm. Reynolds.



    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Reverse Stock Split

     On March 14, 1994, the Company effected a six-to-one reverse stock split of the issued and outstanding shares of the Company's common stock. Immediately prior to the reverse stock split, the Company had 19,146,191 shares of common stock issued and outstanding, which were reduced to 3,191,032 shares after the reverse stock split.

Certain Loans

     In March 1994, the Company and Arizona Juno entered into an agreement to sell the Eldorado Canyon property for a total of $740,000, 60% of which, or $444,000, is allocable to the Company and 40% of which, or $296,000, is allocable to Arizona Juno. (See "ITEM 1. BUSINESS: Mineral Holdings:
Arizona Juno Resources, Inc.") Subsequently, on March 31, 1995, the Company issued 5,000 restricted shares of common stock to Arizona Juno in cancellation of its debt owed to Arizona Juno and exchanged its interest in Arizona Juno and issued 67,400 restricted shares of common stock of the Company to Richard V. Wyman in cancellation of the amounts owed to Mr. Wyman.

Price Lease

     In November 1990, the Company entered into a lease with Robert D. Price, an officer and director of the Company, and Martha Ann Price, his wife, respecting the Price Ranch prospect, consisting of 8,388 acres on thirteen tracts of land in Gray, Roberts, Hutchinson and Carson Counties, Texas. The term of the lease is for 10 years, subject to an extension for an additional ten years at the option of the Company. A royalty of 1/8 of the oil and gas produced from the wells drilled on the property is reserved to the lessors, as well as a shut-in royalty after the expiration of the primary term of $1.00 per acre subject to the lease if the Company performs no operations on the property or all wells drilled thereon are shut-in for a period of 90 consecutive days. (See "ITEM 1. BUSINESS: Oil and Gas Holdings: Price
Ranch Prospect".)


     ITEM 13. EXHIBITS REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following statements are included in this report:

Title of Document                                                        Page

Independent Auditor's Report                                              F-1

Consolidated Balance Sheet as of December 31, 1995                        F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1995 and 1994                                                F-4

Consolidated Statement of Changes in Stockholders' Equity for the
Period from January 1, 1994, through December 31, 1995                    F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995 and 1994                                                F-6

Notes to Consolidated Financial Statements                                F-7


(a)(3) Exhibits. The following exhibits are included as part of this report. (See exhibit index in separate exhibit volume):

          SEC
Exhibit   Reference
Number    Number              Title of Document                     Location

Item 2.         Plan of Acquisition, Reorganization, Arrangement,
                Liquidation or Succession

2.01    2    Acquisition Agreement between the Company, Future   Incorporated by
             Acquisition Corp., and Future Petroleum Corporation  Reference(1)
             date July 14, 1993
2.02    2    Articles of Merger of Future Petroleum Corp. with   Incorporated by
             and into Future Acquisition, Inc. effective         Reference(1)
             September 16, 1993

Item 3.      Articles of Incorporation and Bylaws

3.01    3    Articles of Restatement of the Articles
             of Incorporation                                    Incorporated by
                                                                 Reference(2)
3.02    3    Bylaws                                              Incorporated by
                                                                 Reference(2)
Item 10.     Material Contracts

10.01  10    Oil, Gas and Mineral Lease dated 11/1/90         Incorporated by
             between the Company and Robert D.                Reference(2)
             Price and Martha Ann Price relating to the lease of the Price Ranch

10.03  10   Acquisition Agreement and related Promissory
            Note and Deed of Trust dated March 4, 1994        Incorporated by
            related to Eldorado Canyon property               Reference(2)

10.05  10   Letter Agreement dated effective March 31, 1994,  Incorporated by
            between the Company and Richard V. Wyman           Reference(2)
            relating to the transfer of interest in Arizona
            Juno Resources, Inc., and issuance of common stock in cancellation of indebtedness

10.06  10   Acquisition Agreement dated April 15, 1994,
            relating to the sale of the                       Incorporated by
            South Utah prospect                               Reference(2)

Item 21.    Subsidiaries of the Registrant


21.01  21   Schedule of Subsidiaries                           This Filing

(1) Incorporated by reference from the Company's current report on form 8-K dated September 16, 1993.
(2) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1994.

* Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)  Reports on Form 8-K.

     During the last quarter of the fiscal year ended December 31, 1995, the Company did not file any reports on Form 8-K.




SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this amendment to its annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of May, 1996.

                              FUTURE PETROLEUM CORPORATION
                              (Registrant)



                              By   /s/ B. Carl Price
                                   B. Carl Price, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-KSB was signed by the following persons in the capacities stated on the 29th day of May, 1996.




               /s/ B. Carl Price
B. Carl Price, President, Secretary and Director
(chief executive and principal financial and accounting officer)




          /s/ Don Wm. Reynolds
Don Wm. Reynolds, Director (Chairman of the Board)




          /s/ Robert D. Price
Robert D. Price, Vice-President, Director




          /s/ D. William Reynolds, Jr.
D. William Reynolds, Jr., Director




          /s/ Danny Matthews
 Danny Matthews, Vice-President-Land, Director





             /s/ Charles D. Laudeman
Charles D. Laudeman, Director




Date Filed:  May 29, 1996     SEC File No. 0-8609

     SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C. 20549


     -----------------------------


     EXHIBITS

     TO

     ANNUAL REPORT ON FORM 10-KSB

     UNDER

     THE SECURITIES EXCHANGE ACT OF 1934


     -----------------------------



     FUTURE PETROLEUM CORPORATION

EXHIBIT INDEX

          SEC
Exhibit   Reference
Number    Number     Title of Document                               Location
Item 2.              Plan of Acquisition, Reorganization, Arrangement,
                     Liquidation or Succession

2.01      2         Acquisition Agreement between the Company,   Incorporated by
                    Future Acquisition Corp., and Future         Reference(1)
                    Petroleum Corporation date July 14, 1993

2.02      2         Articles of Merger of Future Petroleum Corp Incorporated by
                    and into Future Acquisition, Inc. with       Reference(1)
                    effective September 16, 1993

Item 3.             Articles of Incorporation and Bylaws

3.01      3         Articles of Restatement of the Articles      Incorporated by
                    of Incorporation                             Reference(2)

3.02      3          Bylaws                                      Incorporated by
                                                                 Reference(2)
Item 10.            Material Contracts

10.01    10         Oil, Gas and Mineral Lease dated 11/1/90    Incorporated by
                    between the Company and Robert D. Price       Reference(2)
                    and Martha Ann Price relating to the lease of the Price Ranch

10.03    10         Acquisition Agreement and related           Incorporated by
                    Promissory Note and                          Reference(2)
                    Deed of Trust dated March 4, 1994,
                    related to Eldorado Canyon property

10.05    10         Letter Agreement dated effective
                    March 31, 1994, between the Company       Incorporated by
                    and Richard V. Wyman relating to             Reference(2)
                    the transfer of interest in Arizona
                    Juno Resources, Inc., and issuance of
                    common stock in cancellation of indebtedness

10.06    10         Acquisition Agreement dated April15, 1994,
                    relating to the sale of the South Utah    Incorporated by
                    prospect                                     Reference(2)

Item 21.            Subsidiaries of the Registrant


21.01    21          Schedule of Subsidiaries                     This Filing



(1) Incorporated by reference from the Company's current report on form 8-K dated September 16, 1993.
(2) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1994.

* Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)  Reports on Form 8-K.

     During the last quarter of the fiscal year ended December 31, 1995, the Company did not file any reports on Form 8-K.

EXHIBIT 21.01

SCHEDULE OF SUBSIDIARIES

SCHEDULE OF SUBSIDIARIES

SUBSIDIARY                                      STATE OF ORGANIZATION

ALASKA ELDORADO GOLD COMPANY                          NEVADA

FUTURE PETROLEUM CORPORATION                          TEXAS

     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Future Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Future Petroleum Corporation as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Petroleum Corporation as of December 31, 1995, and the results of its operations and cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.





HEIN + ASSOCIATES LLP

May 3, 1996
Dallas, Texas


FUTURE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1995

ASSETS








CURRENT ASSETS:
  Notes receivable                                             $    366,000

Trade accounts receivable, no allowance for doubtful accounts considered necessary:

     Joint interest billings                                         38,000
     Accrued oil and gas sales                                       90,000
                                                                   ________

          Total Current Assets                                      494,000

PROPERTY AND EQUIPMENT:

     Proved oil and gas properties, using the full cost method of
     accounting                                                    110,000
     Investment in oil and gas partnership                         754,000
     Other                                                          43,000
                                                                  ________
           Total Property and Equipment                            907,000

     Less accumulated depletion, depreciation,
     amortization and impairment                                  (69,000)
                                                                  --------
          Net Property and Equipment                               838,000

OTHER ASSETS:
     Mining properties held for sale                                40,000
     Other                                                           2,000
                                                                  ________
TOTAL ASSETS                                                $    1,374,000

                    -Continued-


                    FUTURE PETROLEUM CORPORATION

                    CONSOLIDATED BALANCE SHEET, continued
                    DECEMBER 31, 1995

                    LIABILITIES AND STOCKHOLDERS' EQUITY







    CURRENT LIABILITIES:
     Trade accounts payable                                      $    117,000
     Accrued oil and gas proceeds payable                              80,000
     Advances from related party                                        6,000
     Deferred gain                                                    112,000
     Note payable and current portion of long-term debt               153,000
                                                                   __________
          Total Current Liabilities                                   468,000


LONG-TERM DEBT                                                        26,000

COMMITMENT (Note 9)


STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 200,000 shares authorized,
     no shares issued                                                    --
     Common stock, $.01 par value, 30,000,000 shares authorized,
     3,426,903 shares issued and outstanding                           35,000
     Additional paid-in capital                                     1,016,000
     Accumulated deficit                                            (171,000)
                                                                    _________
          Total Stockholders' Equity                                  880,000
                                                                    _________
Total Liabilities and Stockholders' Equity                     $    1,374,000


          See accompanying notes to these financial statements.





FUTURE PETROLEUM CORPORATION

CONSOLIDATED Statement of Operations


                                                   YEARS ENDED DECEMBER 31,
                                                   1995           1994
REVENUES:
     Oil and gas sales                             $  167,000     $182,000
     Well operation fees                               77,000       93,000
     Other                                              1,000        9,000
                                                  ___________     ________
          Total Revenues                              245,000      284,000

COSTS AND EXPENSES:
     Lease operations and production taxes            145,000      136,000
     General and administrative                       139,000      188,000
Depletion, depreciation and amortization               66,000       42,000
     Interest                                           1,000         --
                                                   __________     ________

          Total Expenses                              351,000      366,000

OTHER INCOME:
     Gain on sale of assets                            82,000       58,000
     Equity in loss of investee                       (2,000)         --
     Interest income                                   46,000       36,000
     Miscellaneous income                              38,000       12,000
                                                    _________     ________

                                                      164,000      106,000

NET INCOME                                        $    58,000       24,000


NET INCOME PER COMMON SHARE                         $    0.02    $    0.02

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING                                  3,379,000    3,269,000


          See accompanying notes to these financial statements.



                    FUTURE PETROLEUM CORPORATION

                   CONSOLIDATED STATEMENT OF CHANGES
                   IN STOCKHOLDERS' EQUITY

                   FOR THE PERIOD FROM JANUARY 1, 1994
                   THROUGH DECEMBER 31, 1995

                                                        ADDITIONAL
                                COMMON STOCK            PAID-IN
                              SHARES     AMOUNT         CAPITAL
                             ------------------         --------------
BALANCE AT JANUARY 1, 1994   3,191,032    32,000         827,000
SHARES ISSUED IN PARTIAL
SATISFACTION OF DEBT
RETIREMENT                      72,400     1,000         112,000
SHARES ISSUED FOR LIABILITY
RETIREMENT                     112,280     1,000          28,000
OTHER                            1,191       --            --
NET INCOME                     --            --            --
                             -------------------      ------------------
BALANCE AT DECEMBER 31, 1994 3,376,903    34,000         967,000
SHARES ISSUED FOR OIL &
GAS PROPERTIES                  50,000     1,000          49,000
NET INCOME                   --           --             --
                             -------------------      ------------------
BALANCE AT DECEMBER 31, 1995 3,426,903  $ 35,000      $1,016,000

                                                        TOTAL
                             ACCUMULATED             STOCKHOLDERS'
                             DEFICIT                 EQUITY
                             ------------            -------------
BALANCE AT JANUARY 1, 1994   (253,000)               606,000
SHARES ISSUED IN PARTIAL
SATISFACTION OF DEBT
RETIREMENT                   --                      113,000
SHARES ISSUED FOR LIABILITY
RETIREMENT                   --                       29,000
OTHER                        --                      --
NET INCOME                    24,000                  24,000
                             -----------             ------------
BALANCE AT DECEMBER 31, 1994  (229,000)              772,000
SHARES ISSUED FOR OIL
AND GAS PROPERTIES           --                      50,000
NET INCOME                    58,000                 58,000
                             ----------             ------------
BALANCE AT DECEMBER 31, 1995 $(171,000)             $880,000

          See accompanying notes to these financial statements.

(/TABLE)


                    FUTURE PETROLEUM CORPORATION


                    CONSOLIDATED STATEMENTS OF CASHFLOWS




                                                      YEARS ENDED DECEMBER 31,
                                                      1995               1994
CASH FLOWS FROM OPERATING ACTIVATES:
     Net Income                                       $  58,000          24,000
     Adjustments to reconcile to net cash from
     operations:
     Depreciation, depletion, and amortization           66,000          42,000
     Gain on sale of assets                             (82,000)        (58,000)
     Change in trade accounts receivable                (90,000)         (8,000)
     Change in accounts payable and accrued
     liabilities                                         46,000         (42,000)
     Change in related party payable                      6,000          --
     Other                                               (1,000)         (2,000)
                                                      ----------        --------
          Net cash provided (used) by operations          3,000         (44,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment               (200,000)        (81,000)
     Proceeds from sale of mining properties and
     collection of associated notes receivable          185,000         100,000
     Additions to mining properties                      (8,000)        --
     Proceeds from sale of property and equipment       --               25,000
                                                      ---------        --------
     Net cash provided (used) by investing activities   (23,000)         44,000

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of notes payable                        (6,000)        --
     Increase in overdrafts payable                     26,000         --
                                                       --------       -------

     Net cash provided by financing activities          20,000         --

NET CHANGE IN CASH                                      --             --

CASH AND CASH EQUIVALENTS, beginning of year        $   --        $    --

CASH AND CASH EQUIVALENTS, end of year              $   --        $    --

SUPPLEMENTAL INFORMATION -

Cash paid during the period for interest            $    1,000    $    --

NON-CASH INVESTING AND FINANCING ACTIVATES - In 1995, the Company acquired oil and gas properties for notes payable of $185,000 and common stock valued at $50,000.

In 1994, the Company exchanged a liability of $29,000 due a related party for common stock and also exchanged a note payable of $191,000 for common stock and an investment in a Company with a $78,000 carrying value.

FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

Future Petroleum Corporation (the Company or FPC) is engaged primarily in the acquisition, development and production of oil and gas reserves and operation of oil and gas wells for third parties.

In August 1993, FPC completed a reverse acquisition of Intermountain Exploration Corporation (Intermountain) through a stock exchange in which Intermountain obtained 100% of FPC's common stock and FPC's stockholders received 85% of Intermountain's common stock.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries Alaska Eldorado Gold
Company and Future Petroleum Corporation of Texas. Intercompany accounts and transactions are eliminated in consolidation.

Investment in Mining Company

The Company owned 38% of Arizona Juno Resources, Inc. (Arizona
Juno) which was accounted for on the equity method. The investment in Arizona Juno, which had a carrying value of $78,000 at December 31, 1993, primarily represented mining properties carried at the lower of cost or market and which were held for sale. The investment was exchanged for retirement of debt in 1994 as explained in Note 6.

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas properties. The Company's operations are all located in the continental United States, primarily Texas and Oklahoma, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool". Such costs include those related to lease acquisitions, drilling and equipping of productive wells, dry holes and abandonments, delay rentals, geological and geophysical work and certain internal costs associated with the acquisition, exploration or development of oil and gas properties. During the years ended December 31, 1995, and 1994, internal costs capitalized into the full cost pool were approximately $94,000 and $60,000 respectively. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves.

The Company has an investment in a partnership, which is described in Note 4. The investment is accounted for by the equity method and accordingly the Company adjusts the carrying value of the investment by its share of the partnership's earnings or losses. In addition, the Company adjusts the carrying value of the investment for any contributions or distributions to or from the partnership. Since the partnership's assets are predominantly oil and gas properties, the Company includes the investment with property and equipment on its balance sheet and includes the investment in the "full-cost ceiling test" described below.

     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects.

Depletion, depreciation, and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization per equivalent mcf of natural gas was approximately $.70 and $.32 for the years ended December 31, 1995 and 1994, respectively.

Mining Properties Held for Sale

Mining properties held for sale are recorded at the lower of cost or estimated net realizable value.

Other Property

Other property and equipment consists of office furniture and fixtures which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to ten years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Impact of Recently Issued Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 121, "Accounting for Impairments of Long-Lived Assets". The Company intends to adopt this standard in 1996. Management believes it will not have a material impact on the Company's financial statements. The FASB has also issued Statement No. 123, "Accounting for Stock-Based Compensation". The Company will adopt this standard in 1996, also. At this time, management anticipates it will continue accounting for stock based compensation in 1996 under guidance provided by the existing standard but will provide pro forma disclosures as allowed by Statement No. 123.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires that deferred income taxes be recorded for the temporary differences between the tax and financial statement bases of assets and liabilities and adjusted when new tax rates are enacted.

Net Income Per Common Share

Net income per common share is based on the weighted average number of common shares outstanding. Common stock equivalents in 1995 and 1994 were anti-dilutive.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers cash and unrestricted interest bearing deposits with original maturities of three months or less to be cash equivalents.
     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates and Certain Significant Estimates

The preparation of the Company's financial statements in
conformity with generally accepted accounting     principles
requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

2.        NOTES RECEIVABLE

Notes receivable at December 31, 1995 consisted of the following:

Note receivable from purchaser of mining property,
interest at 8% payable monthly, collateralized by deed
of trust on the property.  Payments of $75,000 each
are due on February 15, 1996 and May 15, 1996 with
unpaid principal and interest due July 1, 1996.             $  295,000

Non-interest bearing note receivable from purchaser of
mining property; interest imputed at 10%; collateralized
by deed of trust on the property, quarterly payments
of $25,000 through July 1, 1996.                                71,000
                                                           $   366,000

     The notes receivable arose from the sale of mining properties during 1994. Due to the terms of the sales, gains of $112,000 and $194,000 were deferred and are recorded as a liability at December 31, 1995 and 1994, respectively.
The gains will be taken into income as the notes are collected.

3.        RELATED PARTY TRANSACTIONS

As of December 31, 1995, the Company has trade accounts receivable and accrued oil and gas proceeds payable of approximately $21,000 and $61,000, respectively, due from and to Future Acquisitions 1995, Ltd.

Additionally, as of December 31, 1995, the Company owes a company owned by the President of the Company approximately
$23,000 for accrued consulting fees and operating advances. The operating advances of $6,000 are short-term, non-interest bearing, uncollateralized obligations of the Company.

4.   INVESTMENT IN PARTNERSHIP

In December 1995, the Company contributed a substantial portion of its oil and gas properties to Future Acquisition 1995, Ltd., a limited partnership in which the Company is the general partner. The partnership has two limited partners, which contributed cash to the partnership to be used in the acquisition and development of oil and gas properties.
Revenues and costs and expenses are generally

     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocated 15% to the Company and 85% to the limited partners until the limited partners have recovered their investment and a 20% return as defined in the agreement. After that point, the Company is allocated 75% of revenues and costs and expenses. Certain acquisition and development costs are allocated 100% to the limited partners.

The partnership is required to maintain certain minimum coverage ratios of proved and proved producing reserves in relation to the limited partner's investment. If the coverage ratios are not maintained, the allocation of revenues will be adjusted, as defined in the agreement, such that the Company's share of revenues would be reduced to not less than 1%.

The Company accounts for its investment in the partnership on the equity method as described in Note 1. The contribution of the oil and gas properties was recorded at book value. The excess of the carrying value of the Company's investment over the Company's share of the underlying net assets is accounted for as oil and gas properties and amortized in relation to the depletion of the partnership's reserves.

Summarized financial information of the partnership at December
31, 1995 and the period from its inception to December 31, 1995 is as follows:

Current Assets                          $       123,000
Oil and gas properties, net                   1,815,000
Organization costs                              118,000

Total Assets                             $    2,056,000

Current Liabilities                     $       132,000
Partners' capital                             1,924,000

Total Liabilities and Capital            $    2,056,000


    Oil and Gas Sales                   $        53,000
    Expenses                                    (66,000)

Net Loss                                 $      (13,000)

5.        NOTES PAYABLE AND LONG-TERM DEBT

During 1995, the Company entered into a note payable in connection with the acquisition of certain oil and gas properties. The note bears interest at 8%, requires principal payments of $70,000 in March and June 1996 and is collateralized by 140,000 shares of the Company's restricted common stock. The entire balance of $140,000 is classified as a current liability at December 31, 1995.

Long-term debt at December 31, 1995 consisted of a note payable of $39,000 due in monthly installments of $1,421, including interest at 8% through July 1998. Maturities of long-term debt for the years ending December 31, are as follows:

     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996       $   13,000
1997           15,000
1998           11,000
           ----------
           $   39,000


 6.  STOCKHOLDERS' EQUITY

The Company has 200,000 shares of preferred stock authorized with a par value of $.01. No shares were issued or outstanding at December 31, 1995. The preferred shares may be issued in series with the relative right and preferences designated by the Company's board of directors.

In 1995, the Company issued 50,000 shares of common stock valued at $50,000 in connection with the purchase of certain oil and gas properties. Additionally, the Company issued warrants to the seller as part of the transaction of which 25,000 have an exercise price of 41 and are exercisable until December 1997, 12,500 have an exercise price of $2 and exercisable until December 2000 and 12,500 have an exercise price of $3 and are exercisable until December 2000.

In 1995, the Company issued warrants to a limited partner in Future Acquisition 1995 Ltd. to purchase 250,000 shares of the Company's common stock for $1.00 per share. The warrants may be exercised until expiration in December 2000.

The Company adopted a stock option plan in 1993, under which key employees may be granted options to purchase the Company's common stock at prices equal to market value at the date of grant
(110% of market value for stockholders with more than 10% of the outstanding stock). No options were granted under the plan until February 1994 at which time two officers of the Company were granted options to purchase 150,000 and 100,000 shares, respectively at $0.27 and $0.24 per share, respectively.
During 1994, options to purchase 112,280 shares at $0.27 per share were exercised as described below. No options were exercised in 1995, and the remaining options for 137,720 are exercisable through February 1999.

In 1994, the Company exchanged its interest in Arizona Juno (Note
1) and 72,400 shares of the Company's common stock for cancellation of approximately $191,000 in debt due to the former president of Intermountain.


7.        INCOME TAXES

The Company has no income tax expense in 1995 and 1994 due to use of net operating loss carry forwards. The components of the Company's deferred tax account as of December 31, 1995 are as follows:

Deferred gain                               $        5,000
Depreciation, depletion and impairment            (188,000)
Net operating loss carryforward                    193,000
Deferred tax asset valuation allowance             (10,000)
Net deferred tax asset                      $          -

     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $570,000, which will expire if unused in 2006 and 2008. The Company also has approximately $1,140,000 of net operating loss carryforwards attributed to Intermountain. These losses are subject to substantial limitations under Section 382 of the Internal Revenue Code.

8.   ENVIRONMENTAL MATTERS

Being engaged in the oil and gas exploration and development business, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation would most likely fall upon the Company. In certain acquisitions the Company has received contractual warranties that no such violations exist, while in other acquisitions the Company has waived its rights to pursue a claim for such violations from the selling party. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

9.        LEASE COMMITMENT

The Company leases its office space subject to a noncancellable operating lease agreement which will expire in December 1998.
Future minimum rental payments under the operating lease are approximately $23,000 per year.

The Company had rent expense of approximately $8,000 and $16,000 for the years ended December 31, 1995, and 1994, respectively.

10.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in extractive industries or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral for accounts receivable, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property.

Management estimates the market values of notes receivable and payable based on expected cash flows and believes those market values approximate carrying values at December 31, 1995.

11.  MAJOR CUSTOMERS

Two natural gas purchasers accounted for approximately 39% and 16%, respectively, of the Company's revenues in 1995, and 41% and 21% respectively, of the Company's revenues in 1994.

     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  FINANCIAL DATA FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

                                                      YEAR ENDED DECEMBER 31,
                                                1995                     1994

Costs incurred in oil and gas producing
       activities:

Acquisition of proved properties               $321,000            $   29,000
Exploration cost                                114,000                32,000
Development costs                               --                     20,000

Total costs incurred                      $    435,000             $   81,000

Company's share of equity investee's costs of
property acquisition, exploration and
development                              $    162,000              $   --

Net capitalized costs related to oil and gas
producing activities:
Proved properties                        $    110,000              $1,792,000
Investment in oil and gas partnership         754,000                 --
Less accumulated depletion, depreciation
amortization and impairment                   (36,000)             (1,327,000)

Net oil and gas property costs           $    828,000              $  465,000

Company's share of equity investee's net oil and gas
property costs (1)                       $    272,000              $  --

(1)  This amount is included in the investment in oil and gas partnership above.


13.  OIL AND GAS RESERVE DATA (UNAUDITED)

The following table, based on information prepared by
independent petroleum engineers, summarizes changes in the
estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:
                                          Oil       Gas
                                         (BBLS)    (MCF)

Balance, January 1, 1994                  23,000    1,495,000
Sale of minerals in place                   -         (70,000)
Revisions of previous estimates          (10,000)    (155,000)
Production                                (3,000)    (100,000)
Balance, December 31, 1994 (1)            10,000    1,170,000
        Purchase of minerals in place     30,000      245,000
Conveyance of minerals in place to limited
partnership                              (25,000)    (796,000)
Revisions of estimates                    (2,000)    (363,000)
Production                                (2,000)     (75,000)
Balance, December 31, 1995 (1)            11,000      181,000

(1)  The reserves are all classified as proved developed.


     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's proportional interest in the revenues of investee accounted for by the equity method -
December 31, 1995:

Total                    102,000   1,039,000

Proved Developed          83,000     887,000


Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

14.  STANDARDIZED MEASURE OF CHANGES IN FUTURE NET REVENUES
(UNAUDITED)

The standardized measure of discounted future net cash flows at December 31, 1995 and 1994 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                      YEAR ENDED DECEMBER 31,
                                               1995                1994
Future cash inflows                            $   506,000         $2,274,000
Future production costs                           (345,000)          (758,000)
Future income tax expense                          (27,000)          (107,000)

Future net cash flows                              134,000          1,409,000

10% annual discount for estimated timing
of cash flows                                      (34,000)          (437,000)

Standardized measure of discounted future
net cash flows                                $    100,000         $  972,000

Company's share of equity method investee's
standardized measure of discounted future
net cash flows                                $    888,000         $   --


Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      YEAR ENDED DECEMBER 31,
                                                    1995          1994

Sales of oil and gas produced, net of
production costs                                   $ (22,000)     $  (46,000)
Net changes in prices and production costs          (133,000)        (51,000)
Conveyance of minerals in place to limited
partnership                                         (411,000)           -

Sale of minerals in place                              -             (65,000)
Revisions of previous quantity estimates            (463,000)        (283,000)
Accretion of discount                                 97,000           92,000
Net change in income taxes                            60,000          407,000

Net change                                          (872,000)          54,000


Balance, beginning of year                           972,000          918,000

Balance, end of year                              $  100,000       $  972,000