Form 10QSB
period 1996-03-31
FUTURE PETROLEUM CORP/UT/
filed 1996-06-07
CIK 51072

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        March 31, 1996

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

 Yes  [x]          No   [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

       The Company had approximately 3,486,779 shares of common stock, par value $0.01 per share, issued and outstanding as of June 5, 1996.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]           No  [X]

                                  PART I
                           FINANCIAL INFORMATION


                       ITEM 1. FINANCIAL STATEMENTS





       The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1995.

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                MARCH 31, 1996

                                 ASSETS

CURRENT ASSETS:
      Cash and interest-bearing deposits             $   96,534
     Current portion of notes receivable             $  283,186
     Trade accounts receivable:
     Joint interest billings                             85,514
     Accrued oil and gas sales                           91,387
                                                       _________
              Total Current Assets                      556,621

PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, using
     the full cost method of accounting                 161,094
     Other                                               48,138
                                                       _________
                                                        209,231

     Less accumulated depletion, depreciation,
     amortization and impairment                        (85,325)
                                                       _________
              Net Property and Equipment                123,907

OTHER ASSETS:
     Investment in partnership                                  750,544
     Mining properties held for sale                     39,977
     Other                                                1,945
                                                       _________
              TOTAL OTHER ASSETS                        792,466

TOTAL ASSETS                                        $ 1,472,994

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                MARCH 31, 1996

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                         $   177,986
     Current portion of notes payable                    82,500
     Advances from shareholder                            6,000
     Accrued oil and gas proceeds payable               155,298
                                                       __________
              Total Current Liabilities                 421,784

DEFERRED GAIN ON SALE                                   103,329

LONG TERM NOTES PAYABLE                                  37,143

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 200,000 shares
     authorized, no shares issued                           --
     Common stock, $.01 par value, 30,000,000
     shares authorized, shares issued and
     outstanding; 3,486,779 at March 31, 1996 and
     3,376,903 at March 31, 1995                        34,868
     Additional paid-in capital                      1,031,209
     Accumulated deficit                              (155,339)
                                                       __________
              Total Stockholders' Equity               910,737

Total Liabilities and Stockholders' Equity         $ 1,472,994

                                FUTURE PETROLEUM CORPORATION

                   Statement of Operations and Accumulated Deficit

                                               Three Months Ended
                                                    March 31,
                                             ____________________
                                               1996        1995
                                             ____________________
REVENUES:
     Oil and gas sales                   $    13,507 $    38,000
     Well operation fees                      47,204      10,000
     Other                                    10,878       1,000
                                            ____________________
              Total Revenues                  71,589      49,000

COSTS AND EXPENSES:
     Lease operations and production taxes    33,573      24,000
     General and administrative               24,976      27,000
     Depletion, depreciation and
     amortization                             16,331      10,000
                                             ___________________
              Total Expenses                  75,399      61,000

OTHER INCOME:
     Gain on sale of assets                    8,152       9,000
     Income from equity investment             3,641       --
     Interest income                           8,245      10,000
                                             ___________________
                                              20,037      19,000

NET INCOME                                    16,228       7,000

BEGINNING ACCUMULATED DEFICIT               (171,567)   (229,000)
                                             ___________________
ENDING ACCUMULATED DEFICIT                $ (155,339) $ (222,000)


NET INCOME PER COMMON SHARE               $     0.01  $     0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         3,487,000   3,377,000

                                FUTURE PETROLEUM CORPORATION

                                Statements of Cash Flows

                                               Three Months Ended
                                                 March 31,
                                             ___________________
                                               1996        1995
                                             ____________________
CASH FLOWS FROM OPERATING ACTIVITES:
     Net Income                          $     16,228 $    7,000
     Adjustments to reconcile to net
     cash used in continuing operations:
     Depreciation, depletion, and amortization 16,331     10,000
     Gain on sale of assets                    (8,152)    (9,000)
     Decrease (increase) in receivables       (49,216)     2,000
     (Decrease) increase in accounts payable
     and accrued expenses                     112,469      3,000
     Other assets                             --          (2,000)
     Current notes receivable                  83,215      --
                                             ____________________

          Net cash provided by (used in)
          operations                          170,875     11,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment       56,004    (71,000)
     Distribution from partnerships            (3,088)    --
     Proceeds from sale of oil and gas
     and mining properties                      --        60,000
                                             ____________________
          Net cash provided by (used in)
          investing activities                 52,916    (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock               14,550     --
     Collection of notes receivable            (2,324)    --
     Additions to long-term debt               --                 --
                                              -------------------
     Net cash provided by financing
     activities                                12,226     --
                                             ____________________

NET INCREASE (DECREASE) IN CASH               130,168     --
     AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of
     period                               $   (33,634)  $ --

CASH AND CASH EQUIVALENTS, end of period  $    96,534   $ --

                   ITEM 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OR PLAN OF OPERATIONS

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

During 1995, the Company concentrated on acquiring oil and gas leases, performing seismic surveys and geological evaluations covering acreage that was to be acquired or contributed to Future Acquisition 1995, Ltd.

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

Financial Condition

Liquidity and Capital Resources

General. The Company incurred consolidated net income of $16,228, and of $7,000, for the three months ended March 31, 1996 and 1995, respectively.
At March 31, 1996, the Company had working capital of approximately $31,508, which was a $171,492 reduction from the $203,000 working capital that the Company had as of March 31, 1995. This reduction in working capital was due primarily to the contribution of oil and gas properties to Future Acquisition 1995, Ltd., which the Company's subsidiary Future-Texas.

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

The Company anticipates completing a drilling prospect and/or other explorations during the next 12 months as well as acquiring additional producing oil and gas properties. The Company believes that these projects will be funded through the limited partnership it has formed through its subsidiary Future-Texas. This included 2D seismic acquisition on the Price Ranch Prospect in anticipation of the drilling of the Marty A-1 well which has been drilled and completed in the Brown Dolomite Formation. The well is now in a testing phase while waiting on pipeline connection. The Company has also completed the drilling of two development wells that are pending completion in the Grayburg and the San Andres formations in the Azalea Field.

During the three months ended March 31, 1996, operating activities provided net cash of approximately $171,000 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and increases in receivables, resulted in net income of approximately $16,228 for the period. In the same period during 1995, operations provided net cash of approximately $11,000, which resulted in a net profit from operations of $7,000. Investing activities provided approximately $53,000 and required $11,000 for the three month period ended March 31, 1996 and 1995, respectively.

Results of Operations

Total revenues for the three months ended March 31, 1996, increased 46% over revenues for the preceding year, as well operation fees increased by 372% and other income increased by $1,037.

Lease operations and production expenses were higher for the three months interim period ended March 31, 1996, as compared to the corresponding period a year earlier as a result of the Company's increased level of operations. General and administrative expenses decreased by 7% in the three month interim period during 1996, as compared to a year earlier.

                                  PART II
                             OTHER INFORMATION

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.            Exhibits.

None.

b.            Reports on Form 8-K.

None.

During the quarter ended March 31, 1996, the Company did not file any report on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FUTURE PETROLEUM CORPORATION
              Registrant


Dated: June 4, 1996      By: /s/ B. Carl Price

                         B. Carl Price, President,
                         Principal Financial and Accounting Officer
                         (Signature)

Dated:  June 4, 1996     By: /s/ Robert D. Price

                         Robert D. Price,
                         Director
                         (Signature)