Form 10KSB/A
period 1995-12-31
FUTURE PETROLEUM CORP/UT/
filed 1996-06-19
CIK 51072

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

Company's proportional interest in the reserves of investee accounted for by the equity method -
December 31, 1995:

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


Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

     FUTURE PETROLEUM CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      YEAR ENDED DECEMBER 31,
                                                    1995          1994

Sales of oil and gas produced, net of
production costs                                   $ (22,000)     $  (46,000)
Purchase of minerals in place                        238,000            -
Net changes in prices and production costs          (133,000)        (51,000)
Conveyance of minerals in place to limited
partnership                                         (649,000)           -

Sale of minerals in place                              -             (65,000)
Revisions of previous quantity estimates            (463,000)        (283,000)
Accretion of discount                                 97,000           92,000
Net change in income taxes                            60,000          407,000

Net change                                          (872,000)          54,000


Balance, beginning of year                           972,000          918,000

Balance, end of year                              $  100,000       $  972,000