Form 10KSB/A
period 1995-12-31
FUTURE PETROLEUM CORP/UT/
filed 1996-07-08
CIK 51072

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                         128,000
[SECURITIES]                                         0
[RECEIVABLES]                                  366,000
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               494,000
[PP&E]                                         907,000
[DEPRECIATION]                                (69,000)
[TOTAL-ASSETS]                               1,374,000
[CURRENT-LIABILITIES]                          468,000
[BONDS]                                              0
[COMMON]                                        35,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     845,000
[TOTAL-LIABILITY-AND-EQUITY]                 1,374,000
[SALES]                                        245,000
[TOTAL-REVENUES]                               245,000
[CGS]                                          351,000
[TOTAL-COSTS]                                  351,000
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            164,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    58,000
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0