Form 10QSB
period 1996-06-30
FUTURE PETROLEUM CORP/UT/
filed 1996-08-14
CIK 51072

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        June 30, 1996

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

 Yes  [x]          No   [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

       The Company had approximately 3,486,779 shares of common stock, par value $0.01 per share, issued and outstanding as of August 13, 1996.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]           No  [X]

                                  PART I
                           FINANCIAL INFORMATION


                       ITEM 1. FINANCIAL STATEMENTS





       The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1996.

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                JUNE 30, 1996

                                 ASSETS

CURRENT ASSETS:
      Cash and interest-bearing deposits             $   75,323
     Current portion of notes receivable             $  167,780
     Trade accounts receivable:
     Joint interest billings                             66,208
     Accrued oil and gas sales                          114,949
     Other                                                  500
                                                       _________
              Total Current Assets                      424,760

PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, using
     the full cost method of accounting                 221,155
     Other                                               49,024
                                                       _________
                                                        270,178

     Less accumulated depletion, depreciation,
     amortization and impairment                        (75,170)
                                                       _________
              Net Property and Equipment                195,009

OTHER ASSETS:
     Investment in partnership                        		737,146
     Mining properties held for sale                     39,977
     Other                                                1,619
                                                       _________
              TOTAL OTHER ASSETS                        778,742

TOTAL ASSETS                                        $ 1,398,512

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                JUNE 30, 1996

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                         $   146,656
     Current portion of notes payable      	             25,000
     Advances from shareholder                            6,000
     Accrued oil and gas proceeds payable               160,033
                                                       __________
              Total Current Liabilities                 337,689

DEFERRED GAIN ON SALE                                    43,872

LONG TERM NOTES PAYABLE                                  33,599

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 200,000 shares
     authorized, no shares issued                           --
     Common stock, $.01 par value, 30,000,000
     shares authorized, shares issued and
     outstanding; 3,486,779 at June 30, 1996 and
     3,376,903 at June 30, 1995                         34,868
     Additional paid-in capital                      1,031,209
     Accumulated deficit                               (82,725)
                                                       __________
              Total Stockholders' Equity               983,352

Total Liabilities and Stockholders' Equity         $ 1,398,512

                                FUTURE PETROLEUM CORPORATION

                   Statement of Operations and Accumulated Deficit

                                               Six Months Ended
                                                    June 30,
                                             ____________________
                                               1996        1995
                                             ____________________
REVENUES:
     Oil and gas sales                   $    32,624 $    81,538
     Well operation fees                      90,908      20,394
     Other                                    17,357       1,744
                                            ____________________
              Total Revenues                 140,890     103,676

COSTS AND EXPENSES:
     Lease operations and production taxes    52,968      57,221
     General and administrative               64,539      49,703
     Depletion, depreciation and
     amortization                              6,501      20,691
     Interest                                  4,739        --
                                             ___________________
              Total Expenses                 128,746     127,615

OTHER INCOME:
     Gain on sale of assets                   71,708      30,969
     Income from equity investment            (5,179)       --
     Interest income                          10,170      17,406
                                             ___________________
                                              76,698      48,375

NET INCOME                                    88,842      24,436

BEGINNING ACCUMULATED DEFICIT               (171,567)   (229,316)
                                             ___________________
ENDING ACCUMULATED DEFICIT                $  (82,725) $ (204,880)


NET INCOME PER COMMON SHARE               $     0.03  $     0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         3,487,000   3,377,000

                                FUTURE PETROLEUM CORPORATION

                                Statements of Cash Flows

                                               Six Months Ended
                                                 June 30,
                                             ___________________
                                               1996        1995
                                             ____________________
CASH FLOWS FROM OPERATING ACTIVITES:
     Net Income                          $     88,842 $   24,436
     Adjustments to reconcile to net
     cash used in continuing operations:
     Depreciation, depletion, and amortization  6,501     20,691
     Gain on sale of assets                   (71,708)   (30,969)
     Decrease (increase) in receivables       (53,973)     5,400
     (Decrease) increase in accounts payable
     and accrued expenses                      28,358      4,372
     Other assets                                --         --
     Current notes receivable                 198,621     25,000
                                             ____________________

          Net cash provided by (used in)
          operations                          196,641     48,930

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment     (116,951)  (108,930)
     Distribution from partnerships            16,486       --
     Proceeds from sale of oil and gas
     and mining properties                      4,100       --
                                             ____________________
          Net cash provided by (used in)
          investing activities                (96,365)  (108,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock               14,550      --
     Collection of notes receivable            (5,869)    60,000
     Additions to long-term debt                --		       --
                                              -------------------
     Net cash provided by financing
     activities                                 8,681     60,000
                                             ____________________

NET INCREASE (DECREASE) IN CASH               108,956      --
     AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of
     period                               $   (33,634)  $ --

CASH AND CASH EQUIVALENTS, end of period  $    75,323   $ --

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

During 1995, the Company concentrated on acquiring oil and gas leases and performing seismic surveys and geological evaluations covering acreage that was to be acquired or contributed to Future Acquisition 1995, Ltd.

Geological evaluations were performed on the Azalea Field in anticipation of drilling two wells. These wells have been drilled as of May 14, 1996, and now have been completed in the Grayburg and San Andres Formations as producers.

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

Financial Condition

 Liquidity and Capital Resources

General. The Company incurred consolidated net income of $88,842, and of $24,436, for the six months ended June 30, 1996 and 1995, respectively. At June 30, 1996, the Company had working capital of approximately $43,199, which was a $151,801 reduction from the $195,000 working capital that the Company had as of June 30, 1995. This reduction in working capital was due primarily to the contribution of oil and gas properties to Future Acquisition 1995, Ltd., which the Company's subsidiary Future-Texas is General Partner.

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

The Company anticipates completing a drilling prospect and/or other explorations during the next 12 months as well as acquiring additional producing oil and gas properties. The Company believes that these projects will be funded through the limited partnership it has formed through its subsidiary Future-Texas. This included 2D seismic acquisition on the Price Ranch Prospect in anticipation of the drilling of the Marty A-1 well which has been drilled and completed in the Brown Dolomite Formation. The well is waiting on pipeline connection. The Company has also completed the drilling of two development wells that have been completed as producers in the Grayburg and the San Andres formations in the Azalea Field, located in Midland County, Texas.

During the three months ended June 30, 1996, operating activities required net cash of approximately $43,517 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and increases in receivables, resulted in net income of approximately $73,000 for the period. In the same period during 1995, operations required net cash of approximately $54,000, which resulted in a net profit from operations of $19,702. Investing activities provided approximately $26,000 and required $37,000 for the three month period ended June 30, 1996, and 1995, respectively.


Results of Operations

Total revenues for the three months ended June 30, 1996, increased
36% over revenues for the preceding year, and well operation fees increased by 346% and other income increased by $17,357.

Lease operations and production expenses were lower for the six months interim period ended June 30, 1996, as compared to the corresponding period a year earlier. General and administrative expenses increased by 30% in the six month interim period during 1996, as compared to a year earlier as a result of the Company's increased level of operations.

                                  PART II
                             OTHER INFORMATION

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.            Exhibits.

None.

b.            Reports on Form 8-K.

None.

During the quarter ended June 30, 1996, the Company did not file any report on Form 8-K.

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FUTURE PETROLEUM CORPORATION
              Registrant


Dated: August 13, 1996      By: /s/ B. Carl Price

                               B. Carl Price, President,
                               Principal Financial and Accounting Officer
                               (Signature)

Dated:  August 13, 1996      By: /s/ Robert D. Price

                               Robert D. Price,
                               Director
                               (Signature)