Form 10QSB
period 1996-09-30
FUTURE PETROLEUM CORP/UT/
filed 1996-11-14
CIK 51072

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        September 30, 1996

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

 Yes  [x]          No   [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

       The Company had approximately 3,486,779 shares of common stock, par value $0.01 per share, issued and outstanding as of November 14, 1996.

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

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                SEPTEMBER 30, 1996

                                 ASSETS

CURRENT ASSETS:
      Cash and interest-bearing deposits             $  122,949
     Current portion of notes receivable             $  101,404
     Trade accounts receivable:
     Joint interest billings                             93,152
     Accrued oil and gas sales                          146,843
                                                       _________
              Total Current Assets                      464,348

PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, using
     the full cost method of accounting                 239,781
     Other                                               49,024
                                                       _________
                                                        288,805

     Less accumulated depletion, depreciation,
     amortization and impairment                        (78,095)
                                                       _________
              Net Property and Equipment                210,710

OTHER ASSETS:
     Investment in partnership                        		732,687
     Mining properties held for sale                     39,977
     Other                                                1,306
                                                       _________
              TOTAL OTHER ASSETS                        773,970

TOTAL ASSETS                                        $ 1,449,028

                                FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                SEPTEMBER 30, 1996

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                         $   182,620
     Advances from shareholder                            6,000
     Accrued oil and gas proceeds payable               196,837
                                                       __________
              Total Current Liabilities                 385,458

DEFERRED GAIN ON SALE                                    13,777

LONG TERM NOTES PAYABLE                                  29,982

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 200,000 shares
     authorized, no shares issued                           --
     Common stock, $.01 par value, 30,000,000
     shares authorized, shares issued and
     outstanding; 3,486,779 at September 30, 1996 and
     3,376,903 at September 30, 1995                     34,868
     Additional paid-in capital                       1,031,209
     Accumulated deficit                                (46,266)
                                                       __________
              Total Stockholders' Equity              1,019,811

Total Liabilities and Stockholders' Equity          $ 1,449,028

                                FUTURE PETROLEUM CORPORATION

                   Statement of Operations and Accumulated Deficit

                                               Three Months Ended
                                                    September 30,
                                             ____________________
                                               1996        1995
                                             ____________________
REVENUES:
     Oil and gas sales                   $    14,200 $    37,475
     Well operation fees                      43,704      10,197
     Other                                     1,685      34,847
                                            ____________________
              Total Revenues                  59,589      82,519

COSTS AND EXPENSES:
     Lease operations and production taxes    32,003      34,165
     General and administrative               24,121      43,264
     Depletion, depreciation and
     amortization                              3,238      10,346
     Interest                                    648        --
                                             ___________________
              Total Expenses                  60,010      87,775

OTHER INCOME:
     Gain on sale of assets                   30,095      28,702
     Income from equity investment             5,333        --
     Interest income                           1,452      11,598
                                             ___________________
           Total Other Income                 36,880      40,300

NET INCOME                                    36,459      35,044

BEGINNING ACCUMULATED DEFICIT                (82,725)   (204,879)
                                             ___________________
ENDING ACCUMULATED DEFICIT                 $ (46,266) $ (169,835)


NET INCOME PER COMMON SHARE               $     0.01  $     0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         3,487,000   3,377,000

                                FUTURE PETROLEUM CORPORATION

                                Statements of Cash Flows

                                               Nine Months Ended
                                                 September 30,
                                             ___________________
                                               1996        1995
                                             ____________________
CASH FLOWS FROM OPERATING ACTIVITES:
     Net Income                          $    125,301 $   59,481
     Adjustments to reconcile to net
     cash used in continuing operations:
     Depreciation, depletion, and amortization  9,739     31,037
     Gain on sale of assets                  (101,803)   (59,671)
     Decrease (increase) in receivables      (112,310)     1,612
     (Decrease) increase in accounts payable
     and accrued expenses                      76,126    (17,733)
     Other assets                               --          (702)
     Current notes receivable                 264,997    162,503
                                             ____________________

          Net cash provided by (used in)
          operations                          262,051    176,527

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment     (135,577)  (221,528)
     Distribution from partnerships            20,945       --
     Proceeds from sale of oil and gas
     and mining properties                      4,100       --
                                             ____________________
          Net cash provided by (used in)
          investing activities               (110,533)   (221,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock               14,550       --
     Collection of notes receivable            (9,485)      --
     Additions to long-term debt                 --	     	45,000
                                              -------------------
     Net cash provided by financing
     activities                                 5,065     45,000
                                             ____________________

NET INCREASE (DECREASE) IN CASH               156,582     --
     AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of
     period                               $   (33,634)  $ --

CASH AND CASH EQUIVALENTS, end of period  $   122,949   $ --

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

Financial Condition

Liquidity and Capital Resources

General. The Company incurred consolidated net income of $36,459, and of $35,044, for the three months ended September 30, 1996 and 1995, respectively. At September 30, 1996, the Company had working capital of approximately $65,112, which was a $118,721 reduction from the $183,833 working capital that the Company had as of September 30, 1995. This reduction in working capital was due primarily to the contribution of oil and gas properties to Future Acquisition 1995, Ltd., which the Company's subsidiary Future-Texas

The Company requires capital to continue with its acquisition of producing oil and gas properties and drilling prospects as well as to complete drilling on existing properties and to earn an interest in prospects developed by others under standard industry farmout arrangements. The Company has established a financial relationship through the limited partnership it has formed through its subsidiary Future-Texas. The Company believes that through the limited partnership it now has the ability to acquire producing oil and gas properties as well as fund development drilling and uphole recompletions as required.

The Company anticipates completing a drilling prospect and/or other explorations during the next 12 months as well as acquiring additional producing oil and gas properties. The Company believes that these projects will be funded through the limited partnership it has formed through its subsidiary Future-Texas. This included 2D seismic acquisition on the Price Ranch Prospect in anticipation of the drilling of the Marty A-1 well which has been drilled and completed in the Brown Dolomite Formation. The well is waiting on pipeline connection. The Company has also completed the drilling of two development wells that have been completed as producers in the Grayburg and the San Andres formations in the Azalea Field, located in Midland County, Texas. The Company is currently preparing to drill three (3) additional well in the Azalea Field.

During the three months ended September 30, 1996, operating activities required net cash of approximately $56,771 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and increases in receivables, resulted in net income of approximately $36,459 for the period. In the same period during 1995, operations required net cash of approximately $77,000, which resulted in a net profit from operations of $35,044. Investing activities required approximately $14,000 and required $112,000 for the three month period ended September 30, 1996, and 1995, respectively.


Results of Operations

Total revenues for the nine months ended September 30, 1996, increased
8% over revenues for the preceding year, and well operation fees increased by 340% and other income increased by $24,904.

Lease operations and production expenses were lower for the nine months interim period ended September 30, 1996, as compared to the corresponding period a year earlier. General and administrative expenses decreased by 5% in the nine month interim period during 1996, as compared to a year earlier as a result of the Company's cost cutting efforts.

                                  PART II
                             OTHER INFORMATION

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.            Exhibits.

None.

b.            Reports on Form 8-K.

None.

During the quarter ended September 30, 1996, the Company did not file any report on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FUTURE PETROLEUM CORPORATION
              Registrant


Dated: November 14, 1996      By: /s/ B. Carl Price

                               B. Carl Price, President,
                               Principal Financial and Accounting Officer
                               (Signature)

Dated:  November 14, 1996      By: /s/ Christine J. Sirera

                               Christine J. Sirera
                               Secretary
                               (Signature)