Form 10KSB
period 1996-12-31
FUTURE PETROLEUM CORP/UT/
filed 1997-05-07
CIK 51072

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-KSB
(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
	For the fiscal year ended  December 31, 1996

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from _______________ to ________________

	Commission file number     0-8609

	          Future Petroleum Corporation
	(Exact name of small business issuer as specified in charter)
         Utah               	    87-0239185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2351 West Northwest Highway, Suite 2130
            Dallas, Texas                     	     75220
(Address of principal executive offices)	    	    	(Zip Code)

(Registrants telephone number, including area code             (214)350-7602

Securities registered pursuant to section 12(b) of the Act:

		Title of Class			Name of each exchange on which registered
	                  None                    	                           None

Securities registered pursuant to section 12(g) of the Act:

	           Common Stock, Par Value $0.01
	(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the most recent fiscal year:  $378,000

The aggregate market value of the Company's voting stock held by nonaffiliates computed at the closing bid price in the over-the-counter market as quoted on the National Association of Securities Dealers Electronic Bulletin Board system on April 14, 1997, was approximately $2,541,737.

As of April 14, 1997, the Company had outstanding 4,066,779 shares of its common stock, par value $0.01.
	DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

	PREFACE


Caution Respecting Forward-Looking Information

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate, " "believe, " "estimate, " "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflec the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Certain Definitions

All defined terms under rule 4-10(a) of Regulation S-X promulgated by the Securities and Exchange commission shall have their statutorily prescribed meanings when used in this report. In addition, the following terms have the meaning set forth below when used herein.

"API" means American Petroleum Institute.
"Bpd" means barrels of oil per day.
"Bbl" means barrel of oil.
"Bcf" means billion cubic feet of natural gas.
"Development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon know to be productive. "Exploratory well" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. "MBbl" means thousand barrels of oil.
"MMBbl" means million barrels of oil.
"MMBOE" means million barrels of oil equivalent.
"MMBO" means million barrels of oil.
"MCFG" means thousand cubic feet of natural gas.
"MMMCFG" means billions cubic feet of natural gas.
"COPAS" Council of Petroleum Accountants Societies.
"Proved reserves" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e, prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.
"PV-10 Value" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense or depreciation, depletion and amortization

	TABLE OF CONTENTS




Item Number and Caption	Page

PART I
1.	Business.......................................................4


2.	Properties...................................................	10

3.	Legal Proceedings............................................	14


4.	Submission of Matters to Vote of Security Holders............	14

PART II

5.	Market for Registrant's Common Equity and Related
Stockholder Matters.............................................	15

6.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations......................................	16

7.	Financial Statements and Supplementary Data..................	17

8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure...........................................	17

PART III

9.	Directors and Executive Officers of the Registrant...........	18

10.	Executive Compensation......................................	20

11.	Security Ownership of Certain Beneficial Owners and
Management......................................................	23

12.	Certain Relationships and Related Transactions..............	24

13.	Exhibits and Reports on Form 8-K............................	25

	PART I



	ITEM 1. BUSINESS



THE COMPANY

Future Petroleum Corporation (the "Company") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in Texas and Oklahoma. The Company's principal business strategies include (i) maximizing the value of its existing high-quality, Long-Life reserves through efficient operating and marketing practices, (ii) conducting selective exploratory and development activities, principally in existing areas of operations, and (iii) marketing acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise.

As of December 31, 1996, the Company owned approximately 555 million cubic feet of equivalent proved natural gas reserves.
Substantially all of the Company's proved reserves are proved developed reserves. Quantities stated as equivalent natural gas reserves are based on a factor of six thousand cubic feet ("MCF") of natural gas per barrel of oil.
 See "Reserves."

Strategic Developments

In December 1995, the Company's subsidiary Future Petroleum Corporation, a Texas corporation ("Future-Texas"), contributed a substantial portion of its oil and gas properties to Future Acquisition 1995, Ltd., a limited partnership in which Future-Texas is the general partner. The partnership has two limited partners, which contributed cash to the partnership to be used in the acquisitionand development of oil and gas properties. Revenues, costs and expenses are generally allocated 15% to the General Partner and 85% to the Limited Partners until the limited partners have recovered their investment and a 20% return as defined in the agreement. After that point, the General Partner is allocated 75% of revenues, costs and expenses. Certain acquisition and developments costs are allocated 100% to the limited partners. As operator of the properties the General Partner is entitled to receive COPAS overhead charges which will generate income to the General Partner in addition to the 15% of revenues reserved until the 20% rate of return has been generated to the Limited Partners, at which time the General Partner will be allocated 75% of revenues.

PROPERTIES

Oil and Gas Holdings. The Company's properties are located onshore principally in Texas and Oklahoma. As of April 14, 1997, the Company owns interests in a total of 258 gross (94.84 net) producing wells, of which 213 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising 17,520 gross (4,721 net) acres.
The average reserve life of these properties (based on the 1996 producing rate) is estimated to be 26 years as of December 31, 1996.

The majority of the Company's proved reserves are concentrated in the Panhandle field of Texas. The field is part of a reservoir that extends from southwest Kansas through the Oklahoma Panhandle and into the Texas Panhandle. This field which produces oil and gas from depths of 3500 feet or less, is known for its stable Long-Life production profiles. The Company's other properties are in the Permian Basin north Texas and in southern Oklahoma.

Wichita County Regular Field. The Company owns and operates seventy
(70) wells in the Wichita Regular Field in Wichita County, Texas. The field is on the Bend Arch north of the Fort Worth basin. The pay zones are the Gunsight sand, the Thomas sand and an unconsolidated 600' sand and is presently under waterflood. All of these sands are Pennsylvanian in age. The trap is a combination of statigraphy and structure. The Company is presently performing remedial recompletions, stimulations and improvements to the waterflood.

Panhandle Field. The Company has an interest in and operates one hundred fifty eight (158) wells in the Panhandle of Texas. These wells are located in Gray, Carson, Hutchinson, Moore and Roberts Counties, Texas. Most of the wells are located in the Panhandle Field. This field is on the Amarillo uplift West of the Anadarko Basin. All of the Company's wells produce from the Wolfcamp Brown Dolomite of Permian age and the Pennsylvanian granite wash. Production is primarily oil on the uplift with some gas. The Company's wells on the Western edge of the Anadarko Basin flanking the uplift are located on anticlines along a structural ridge. These wells produce gas from the same pay zones found on the uplift in the big Panhandle Field.

The Company markets its gas through plants in the Panhandle field.
The high liquid content contained in Panhandle gas enables the Company to participate in two separate markets for its gas thereby allowing the Company to enhance the market value of the gas stream.

Azalea Field. The Company has an interest in seventeen (17) producing wells and one (1) commercial Salt Water Disposal well in the Azalea Field, located approximately eight (8) miles Southeast of Midland, Texas in Midland county. It is in the East central portion of the Midland geological Basin. It is near the edge of the Grayburg-San Andres shelf as it swings across the basin from the Central Basin Platform on the West to the Eastern shelf on the East. The field is an anticlinal dome caused by drape over of a carbonate bioherm. The leases are on or near the crest of the anticline. The potential pays are in the Grayburg, Permian age sands and carbonates and the San Andres, also Permian, Carbonates (dolomite and limestone). It is the intention of the Company and its partner to drill infill wells to both pay zones and to start a waterflood in order to increase the recovery of oil. Potential increases in production and reserves will increase the Company's reserve base substantially. The Company has completed the drilling of two development wells. The results of these wells indicate that up to 80% of the original oil in place still remains in the reservoir and that a portion of the remaining oil in place can be recovered by a waterflood. Therefore, the Company is initiating Phase I of the implementation of the waterflood by drilling three (3) new producing wells and converting eight (8) of the existing wells into injectors.

Caddo Field. The Caddo Field, located along the north edge of the Ardmore Basin, just south of the Arbuckle Mountains was discovered on July 14, 1939, by The Pure Oil Company. It is located in, Township 3 South Range 1 East, Carter County, Oklahoma. Production is from the Goddard sandstone,
Sycamore limestone, Woodford shale, Hunton limestone, Viola limestone, and 2nd Bromide sandstone. It has produced 3.99 MMBO and 29.9
MMMCFG. Caddo Field is essentially a gas field with a thin oil ring around it. Structurally, the field is an anticlinal fold on a horst block. The Company has obtained oil and gas leases within the oil ring that surrounds the Caddo Field. One (1) well will initially be drilled to determine if additional wells on four (4) more locations are warranted.

Cumberland Field. The Cumberland Field is located in Township 5
South Range 7-East in Bryan and Marshall Counties, Oklahoma.
The field has a northwest-southeast orientation and is located on a structural high associated with the southwest fault block (horst) of a large northwest-southeast oriented horst and graben fault system.
Cumberland field has produced over 73 MMBO and over 54 MMMCFG. A substantial amount of remaining
BBLS of oil should be producible using present day recovery methods and oil prices. Increases in oil prices and improvements in recovery could double or triple this number. Proven gas reserves remaining to be produced are estimated to be at least 30 MMMCFG. The Arbuckle has never been completely tested. It holds potentially great untapped reserves. Cumberland field was discovered in 1940 by the Pure (Unocal)
#100-1 Quintin Little.  Pays range from the Arbuckle Dolomites
(Ordovician in age) up through the Simpson Sands, Viola and Hunton
Limestones, Woodford Chert and Sycamore Siltstones (Pennsylvanian age).
The Simpson Sands are the oil reservoirs. They also hold a large share of the gas as attic gas in their gas caps. The Company has obtained oil and gas leases on the flanks of this field. Major oil companies are conducting a extensive 3-D seismic study of this area with the idea of extending this field and further develop the remaining reserves. The Company plans on participating in this further development.

Marketing
Gas Sales. Current marketing arrangements generally provide the Company with the ability to sell its well deliverability from the Company's fields to major processing plants operated by KN Energy, GPM Gas
Corporation and Midgard Energy. All of the Company's gas is processed thereby allowing the Company to participate in the liquid rich (NGL's) sales from the tailgate of the plants as well as the residue gas which enhances the value of the full gas stream.
The Company's gas is sold under contracts with unexpired terms up to five (5) years. The Company has no fixed delivery commitments.

Oil Sales. The Company's sales of crude oil and condensate are generally made at posted field prices, plus certain bonuses, which are not subject to regulations. Texaco Trading and Transportation, Total Petroleum Corporation, Phillips Petroleum Corporation and Diamond
Shamrock are the Company's main crude oil purchasers.

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

State Regulation. State statutes and regulations require permits for drilling operations and construction of gathering lines, as well as drilling bonds and reports concerning operations, often creating delays in drilling, completing new wells and connecting completed wells. Texas and other states in which the Company conducts operations also have statutes and regulations governing conservation matters, including regulation of the size of drilling and spacing or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas impose certain requirements on the ratability of production. Many states including Texas, also have regulatory mechanisms that attempt to match monthly production to the market demand for oil and gas.
Certain existing statutes or regulations set limits below the rates at which oil and gas is currently produced from wells in which the Company owns an interest or the prices received for its production.

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

MINERAL HOLDINGS

General. The Company has interests in a number of properties none of which is in production. The Company is seeking arrangements with third parties to sublease, joint venture, or otherwise obtain third party financing for property holding costs and ongoing exploration, where warranted.

Summit and Coarse Gold Claims. Alaska Eldorado Gold Company, a
Nevada corporation is a 100% subsidiary of the Company and holds title to 25 placer claims covering 1,440 acres located northeast of Nome, Alaska, the Summit and Coarse Gold claims. There is 5000 ounces of gold recoverable from the entire area of interest from about 450,000 yards of material. The Company drilled approximately 1000 feet of test holes in the 1996 season and plans on drilling and trenching to further delineate gold reserves in the 1997 season.

Eldorado Canyon Properties. In March 1994, the Company sold the Eldorado Canyon properties, held by the Company and by Arizona Juno.

The Eldorado Canyon Properties consist of 241/2 patented, 10 unpatented, and 5 millsites forming two separate sites: (1) the main grouping consists of 171/2 patented, 10 unpatented, and 5 millsites covering approximately 710 acres; (2) 7 patented claims located in the Capital Camp area located
3 miles southeasterly of the main group of claims. All claims are in Clark County, Nevada, within the Nelson or Eldorado Canyon Mining District, approximately 25 miles south of Boulder City. Principal minerals produced by others in the mining district are gold and silver.

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

In March 1994, the Company entered into an agreement to sell to Nevada Pacific Mining Company, Incorporated, Las Vegas, Nevada, an unaffiliated entity, the Eldorado Canyon property for a total of $740,000, payable $50,000 in cash on signing the agreement, $100,000 on May 1, 1997, and the balance due and payable on July 1, 1997. The unpaid balance is secured by a deed of trust on the property.

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

The Company currently has entered into an option agreement with Falconbridge Ltd., of Toronto Canada, to further explore this area and to sell the properties to Falconbridge.

South Utah Prospect. The South Utah Prospect consists of 37 patented claims, which are contiguous and form a single site containing approximately 720 acres located approximately 10 miles west of Milford, Utah. The prospect contains copper and molybdenum mineralization.

On April 15, 1994, the Company completed a sale of the South Utah
Prospect to Dotson for $200,000, $25,000 of which was paid on closing with $25,000 payable each calendar quarter beginning January 1, 1995. This property has been paid for in full.

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

As a result of management's decision, in 1993 the Company acquired all of the issued and outstanding common stock of a Texas corporation, in consideration of the issuance of approximately 2,713,000 shares of common stock of the Company, which represented approximately 85% of the number of shares of the Company's issued and outstanding common stock after the transaction. Subsequently, the Company was renamed Future Petroleum Corporation.

EMPLOYEES

The Company has four employees, including two executive officers and a director, all of whom are associated with the Company's oil and gas activities. Of the four employees, two are salaried management personnel, and two are field personnel. The
Company also contracts with two independent contractors for engineering, land research and field work.


	ITEM 2. PROPERTIES

OIL AND GAS PROPERTIES

The Company's significant oil and gas properties are located in Gray, Carson, Hutchinson, Roberts, Midland, Moore and Wichita Counties in Texas, and Bryan, Logan, Marshall, and Carter Counties in Oklahoma. Generally, production is from depths of less than 4,500 feet. For additional information about these properties, see financial statements.

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

Well and Acreage

Shown below are tabulations of the productive wells and estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas as of December 31, 1996, based on information prepared by an independent petroleum engineer. All wells are located in the United States.
					       Productive Wells
					    Gross   	      Net

				Gas	      3		        1
				Oil	     214         65
				Totals	  217         66

					       	RESERVES
                                    					Oil			Gas
                                 					(BBLS)			(MCF)
Balance, Jan. 1, 1994		            	 23,000			1,495,000
Purchase of minerals in place		       --  		    (70,000)
Revisions of estimates			           (10,000)	  (155,000)
Production                     				  (3,000)	  (100,000)
Balance, Jan. 1, 1995		            	 10,000			1,170,000
Purchase of minerals in place		      86,000     573,000
Revisions of estimates		           	 31,000 	   (89,000)
Conveyance of minerals in place
	to limited partnership		           (11,000)	  (350,000)
Production				                       (3,000)	   (84,000)
Balance, Dec. 31, 1995	           		113,000	 	1,220,000
Purchase of minerals in place 		      5,000		     --
Abandonment of minerals		            (3,000)	  (181,000)
Revisions of previous estimates		   (56,000)  	(767,000)
Production				                       (7,000)		  (29,000)
Balance, Dec. 31, 1996			            52,000	 	  243,000

	The following table sets forth developed and undeveloped acreage owned by the Company as of December 31, 1996.

		  Developed Acreage  	  Undeveloped Acreage  	                   Total
       Gross   	  Net  	     Gross  	   Net     	    Gross           Net
Texas	  	5,562.44	2,768.52     8,828	1,406.17        14,390.44	      4,174.69
Oklahoma	1,040		    378.62     2,090  168		           3,130	           546.62
	Totals	 6,602.44	3,147.14    10,918	1,574.17        17,520.44       4,721.31


	Production

The following table summarized the net production owned by the Company and produced to its interest, less production and royalties due others, for all properties in which the Company had an interest during the periods indicated. The net production to the Company declined during 1996, as a result of the transfer of producing properties to Future Acquisition 1995, Ltd,. (See "ITEM 1. BUSINESS.")

				Year Ended December 31,								     		1996		       1995		     1994

Average net daily production
                       	Gas (mcf) 		      79    		      230	 	    275
                       	Oil (bbls)		      19   		         8		       8


Average sales price
                       	Gas ($ per mcf)		$  2.82     	$  1.59		   $ 1.33
                       	Oil ($ per bbl)		$21.32 		    $16.63		    $15.59

The average production cost per mcf of gas and oil equivalent, which includes lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes, were $2.63 for 1996, $1.48 for 1995, and $1.15 for 1994. To facilitate comparisons, units of production are expressed in common units, with oil converted to a common unit of gas production on the basis of one barrel of oil for six mcf of gas.

The Company sells gas on a contract basis to one of several purchasers in each of the areas in which it has productive gas wells. The Company sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells.

Drilling Activities
The wells drilled by the Company during the periods indicated are summarized in the following table.
				Year Ended December 31,
		                   1996        	  1995		                 1994
Geographic Area    Gross	 Net	    Gross	 Net	         Gross    Net

Development
  Gas (mcf)	       1      .15	     --	   --	          1       0.05
  Oil (bbls)	      2	     .14	     --	   --	          1       0.12
  Non-productive	 -- 		    --	     --   	--          	--	     --
                	________	________________________________________
Totals		          3	      .29	     --		  --           2       0.27

Exploratory
  Gas		          --	      --	     --	    --         	--      	--
  Oil	          	--	      --	     --	    --	         --	      --
  Non-productive	--      	--	     --	    -- 	        --       --
               		_______________________________________________
Totals	         	--	      --	     --	    --	         --	      --


Mineral Properties

(See ITEM I of this 10KSB for a description of the Company's properties.)


Executive Offices

The Company's principal executive offices, consisting of approximately
2,700 square feet of office space located at 2351 West Northwest Highway, Suite 2130, Dallas, Texas 75220, are rented from an unrelated party at a Current rate of $2,006.44 per month, under a lease expiring December, 31, 1998.

The Company also maintains a field operations office at Pampa, Texas.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its property is subject to any material pending legal proceeding.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the shareholders during the fourth quarter of 1996.

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

						Bid Quotation
                                    				High		           Low
1995
Quarter ended March 31		              	$0.25		          $0.125
Quarter ended June 30			               $0.1875		        $0.125
Quarter ended September 30		           $0.1875		        $0.125
Quarter ended December 31		            $0.1875		        $0.125

1996
Quarter ended March 31		              	$0.1875		        $0.125
Quarter ended June 30			               $0.25		          $0.1875
Quarter ended September 30		           $0.25		          $0.1875
Quarter ended December 31		            $0.1875		        $0.15625


As of April 14, 1997, immediately prior to the date of this report, the Company's Stock was quoted on the OTC Electronic Bulletin
Board at a closing bid of $0.625.

On April 14, 1997, the Company had approximately 855 shareholders.

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

Liquidity and Capital Resources

	General

The Company had consolidated net income of $119,000, and $58,000, for the years ended December 31, 1996 and 1995, respectively.
At December 31, 1996, the Company had working capital of $112,000, which was a $86,000 increase from the $26,000 working capital that the Company had as of December 31, 1995. This increase in working capital was due primarily to the increase of oil and gas prices and to the decrease in the current portion of long term debt.

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

Operating activities of the Company during 1996 provided net cash of $168,000. Investing activities in 1996 provided net cash of $105,000, primarily due from the collections of notes receivable. Financing activities in 1996 used net cash of $159,000 primarily due to the repayment of notes payable.

Operating activities of the Company during 1995 provided net cash of $3,000. Such cash, was primarily related to oil and gas operations. The Company paid $200,000 for the purchase of property and equipment during 1995, which was offset by proceeds from the sale of mining properties and property and equipment during the year in the amount of $185,000, resulting in net cash used by investing activities of $23,000.

Results of Operations

	1996 and 1995

Total revenues in 1996 increased to $378,000 from $253,000 in 1995, primarily due to increased prices and new wells drilled in 1996. Production costs increased slightly due to workovers performed. General and administrative expenses declined to $120,000 from $139,000 in 1995. Net income in 1996 increased to $119,000 from $58,000 in 1995, primarily due to an increase in gains on sales of mining properties and to a increase in revenues referred to above.

	1995 and 1994

Total revenues in 1995 declined to $253,000 from $284,000 in 1994, primarily due to the reduction in prices received for the products being sold as well as the sale of properties. Production costs increased slightly. General and administrative expenses declined to $139,000 from $188,000 in 1994. Net income in 1995 increased to $58,000 from $24,000 in 1994, primarily due to an increase in gains on sales of mining properties and to interest income earned of $46,000 on notes receivable on the sales of those properties.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE



There are no changes or disagreements with accountants on accounting and financial disclosure.


	PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT




Executive Officers and Directors

The following table sets forth the name, age and position of each executive officer and director of the Company.

Name		              Age		  	Position		                         Term Expires
B. Carl Price		     38		    President, Director and Treasurer	    1997
Don Wm. Reynolds	   69		    Chairman of the Board, Director	      1997
Robert Price		      67		    Vice-President, Director		            1999
D. William Reynolds,
Jr.                	35		    Director				                          1999
Christine Sirera		  27		    Secretary			                          1999
Charles D. Laudeman	33     	Director			                          	1998

The articles of incorporation of the Company provide that the board of directors shall be divided into three classes of approximately equal size, with the directors in each class elected for a three year term. Officers serve at the pleasure of the board of directors. Biographical information for each of the executive officers and directors is presented below:

B. Carl Price

B. Carl Price is the president, chief executive officer, director and largest shareholder of the Company. He attended Oklahoma State University where he majored in business. Mr. Price has been a landman since the mid 1980's where he gained much experience by initiating, managing, acquiring and operating oil and gas ventures and properties, which he did with much success. The company was established shortly after the oil and gas business had reached its peak in the late 1970's and early 1980's. Since the Company was established, Future has acquired several producing properties, drilled numerous wells, including directional wells, and has consummated many exploratory and development properties. His management skills have enabled him to assemble a team of qualified Board of Directors each with varied business, management, and political experience. Together with teamwork, confidence, and knowledge, Mr. Price is determined to continue the rapid growth of Future Petroleum Corporation.

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

Christie Sirera

Christie Sirera, the corporate secretary, office administrator and shareholder of the Company. Ms. Sirera jointed the Company in 1994 and was appointed corporate secretary in 1996. Ms. Sirera attended Tarrant County Junior College where she majored in business administration. Between 1990 and 1994, Ms. Sirera owned and still operates two small businesses in the Dallas area.


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


	ITEM 10. EXECUTIVE COMPENSATION


Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, cash compensation received by any person serving as chief executive officer of the Company during the last preceding fiscal year and any of the four remaining most highly compensated other executive officers whose salary and bonus for all services in all capacities exceeded $100,000 for the most recent fiscal year.

Summary Compensation Table
                                        Long Term Compensation
                    Annual Compensation      Awards                  Payouts
     (a)      (b)    (c)    (d)  (e)      (f)       (g)         (h    (i)
                                 Other               Securities       All Other
                                 Annual   Restricted Underlying       Compen-
              Year               Compen-  Stock      Options/   LTIP  sation
Name and      Ended  Salary Bonus sation  Award(s)   SARs      Payouts
Position      Dec. 31 ($)   ($)  ($)       ($)       (#)        ($)     ($)

B. Carl Price, 1997			--	    --  --         --       200,000(3)  --      	--
(CEO)
President,     1996 $12,000  --  $21,853(1)	--	      --	         --	      --
Director
	              1995 $12,000  --  $35,000(1) --       --         --        --
               1994 $8,000   --  $31,000(2) --       150,000    --        --


(1) During 1996 and 1995, Price Oil & Gas Co., which is a company owned by Mr. Price was paid money for consulting services provided to the Company.
(2) During 1994, Mr. Price was paid $31,000 as an independent contractor.
(3) On January 10, 1997, the Company granted 200,000 shares to Mr. Price.

On February 25, 1994, the Company granted to B. Carl Price five year options to purchase 150,000 shares, respectively, at $0.267 to Mr. Price (at 110% of the market price), based on the approximate market price of the Company's common stock on the date of grant. On October 17, 1994, Mr. Price exercised options to acquire 112,280 shares for cancellation of a debt owed to a company owned by Mr. Price in the amount of $29,979.

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

On January 10, 1997, the Company granted to Christie Sirera five year options to purchase 20,000 shares, respectively, at $0.40, based on the approximate market price of the Company's common stock on the date of grant.

On January 10, 1997, the Company granted to Robert Price five year options to purchase 50,000 shares, respectively, at $0.40, based on the approximate market price of the Company's common stock on the date of grant.

On December 6, 1996, the Company granted to Don Wm. Reynolds five year options to purchase 200,000 shares, respectively, at $0.15, based on the approximate market price of the Company's common stock on the date of grant.

On June 30, 1996, the Company granted to Christie Sirera five year options to purchase 20,000 shares, respectively, at $0.4375, based on the approximate market price of the Company's common stock on the date of grant.

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

	ITEM 11. SECURITY OWNERSHIP OF
	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of April 14, 1997, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's 4,066,779 shares of Common Stock issued and outstanding, and the name and share holdings of each officer and director and all of the officers and directors as a group:

                      			    Nature of 		     Number of
Name of Person or Group  	   Ownership(1)		   Shares Owned	         	Percent

Principal Shareholders

B. Carl Price		              Direct	         		1,063,317	           	26.1%
2351 W. Northwest Hwy	       Options			          237,720		            5.5%
Suite 2130		                 Total			          1,301,037		           30.2%
Dallas, TX  75220

Don Wm. Reynolds            	Direct			           604,039	           	14.9%
206 Rock Street
Bowie, TX  76230

Maxcine Denton		             Direct 			          267,558		            6.6%
3114 Classen Boulevard
Oklahoma City, OK  73118

EnCap Equity 1994 LP	        Direct			           200,000		            4.9%
Energy Capital Investment    Warrants		          287,000		            6.6%
Co. PLC 		                   Total		         	   487,000	           	11.2%
1100 Louisiana, Ste 3150
Houston, TX  77002

Officers and Directors

B. Carl Price		-----------------------------See Above-----------------------

Don Wm. Reynolds	-----------------------------See Above---------------------

Robert D. Price	            	Direct(2)		          96,835		            2.4%
                          			Options			           50,000		            1.2%
			                          Total		         	   146,835	            	3.6%

D. William Reynolds, Jr.	    Direct			               333		            0.0%

Christine Sirera		           Direct			                 8		            0.0%
			                          Options		       	    40,000		            1.0%
                          			Total			             40,008	            	1.0%

Charles D. Laudeman	         Direct			               833		            0.0%

All Executive Officers and   Direct			         1,765,032           		43.4%
Directors as a Group 	       Options	       		   327,720		            7.5%
(5 people)		                 Total		          	2,092,752		           47.6%

(1)Shares owned directly are owned beneficially and of record, and such record shareholder has sole voting, except as provided herein, investment and dispositive power.

(2)15,409 of the shares held by Mr. Price are held jointly with his wife, Martha Ann Price.

B. Carl Price is the son of Robert Price, and D. William Reynolds, Jr. is the son of Don Wm. Reynolds.





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS





Reverse Stock Split

On March 14, 1994, the Company effected a six-to-one reverse stock split of the issued and outstanding shares of the Company's common stock. Immediately prior to the reverse stock split, the Company had 19,146,191 shares of common stock issued and outstanding, which were reduced to 3,191,032 shares after the reverse stock split. All share and per share amounts in this report give effect to such reverse split.

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

Future Acquisition 1995, Ltd.

The Company is operator of the properties of Future Acquisition 1995, Ltd. (The Partnership). (See Note 4.) As such, it receives revenues and pays costs and expenses on behalf of the Partnership. As of December 31, 1996, the Company has trade accounts receivable and accrued oil and gas proceeds payable of approximately $51,000 and $185,000, respectively, due from and to the Partnership. Included in well operation fees in 1996 is $134,000 earned from operating the wells of the Partnership.

Price Oil & Gas Co.

Additionally, as of December 31, 1996, the Company owes a company owned by the president of the Company approximately $41,000 for accrued consulting fees and operating advances. The operating advances of $6,000 are short-term, non-interest bearing, uncollateralized obligations of the Company.




	ITEM 13. EXHIBITS REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following statements are included in this report:

Title of Document                                                        Page

Independent Auditor's Report                                              F-1

Consolidated Balance Sheet as of December 31, 1996                        F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1996 and 1995                                                F-4

Consolidated Statement of Changes in Stockholders' Equity for the
Period from January 1, 1995, through December 31, 1996                    F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996 and 1995                                                F-6

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

10.06  10   Acquisition Agreement dated April 15, 1994,
            relating to the sale of the                       Incorporated by
            South Utah prospect                               Reference(2)

Item 21.    Subsidiaries of the Registrant


21.01  21   Schedule of Subsidiaries                           This Filing

27.01  27   Financial Data Schedules		This Filing

(1) Incorporated by reference from the Company's current report on form 8-K dated September 16, 1993.
(2) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1995.

* Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)  Reports on Form 8-K.

During the last quarter of the fiscal year ended December 31, 1996, the Company did not file any reports on Form 8-K.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this amendment to its annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 1997.

			FUTURE PETROLEUM CORPORATION
				(Registrant)


				By	/s/ B. Carl Price
				     B. Carl Price, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-KSB was signed by the following persons in the capacities stated on the 14th day of April, 1997.




			/s/ B. Carl Price
B. Carl Price, President and Director
(chief executive and principal financial and accounting officer)




			/s/ Christie Sirera
Christie Sirera, Corporate Secretary




		/s/ Don Wm. Reynolds
Don Wm. Reynolds, Director (Chairman of the Board)




		/s/ Robert D. Price
Robert D. Price, Vice-President, Director




		/s/ D. William Reynolds, Jr.
D. William Reynolds, Jr., Director




             /s/ Charles D. Laudeman
Charles D. Laudeman, Director

Date Filed:  April 14, 1997	SEC File No. 0-8609





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

10.05    10         Letter Agreement dated effective
                    March 31, 1994, between the Company       Incorporated by
                    and Richard V. Wyman relating to             Reference(2)
                    the transfer of interest in Arizona
                    Juno Resources, Inc., and issuance of
                    common stock in cancellation of indebtedness

10.06    10         Acquisition Agreement dated April15, 1994,
                    relating to the sale of the South Utah    Incorporated by
                    prospect                                     Reference(2)

Item 21.            Subsidiaries of the Registrant


21.01    21          Schedule of Subsidiaries                     This Filing

27.01  27   Financial Data Schedules		This Filing

(1) Incorporated by reference from the Company's current report on form 8-K dated September 16, 1993.
(2) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1995.

* Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)  Reports on Form 8-K.

During the last quarter of the fiscal year ended December 31, 1996, the Company did not file any reports on Form 8-K.Item 2.

EXHIBIT 21.01

SCHEDULE OF SUBSIDIARIES

SCHEDULE OF SUBSIDIARIES

SUBSIDIARY                                      STATE OF ORGANIZATION

ALASKA ELDORADO GOLD COMPANY                          NEVADA

FUTURE PETROLEUM CORPORATION                          TEXAS
      .




EXHIBIT 27
FINANCIAL DATA SCHEDULE


INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Future Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Future Petroleum Corporation as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Petroleum Corporation as of December 31, 1996, and the results of its operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.





HEIN + ASSOCIATES LLP

March 24, 1997
Dallas, Texas

	CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 1996

	ASSETS





CURRENT ASSETS:
Cash                                                             $    114,000
Note receivable                                                       158,000
Trade accounts receivable, no allowance for doubtful accounts considered necessary:
Joint interest billings                                                57,000
Accrued oil and gas sales                                             190,000
                                                                 ____________
       Total Current Assets                                      $    519,000

PROPERTY AND EQUIPMENT:

Proved oil and gas properties, using the full cost method of
  accounting                                                     $    653,000
   Other                                                               44,000
                                                                 ____________
      Total Property and Equipment                               $    697,000

Less accumulated depletion, depreciation, amortization and
  impairment                                                         (149,000)
                                                                 ____________
          Net Property and Equipment                                  548,000

OTHER ASSETS:

Lease operating rights, net of accumulated
amortization of $21,900					$ 373,000
Mining properties held for sale                                        40,000
Other                                                                   5,000
                                                                 ____________
      Total Assets	                                               $ 1,485,000


- Continued -




	CONSOLIDATED BALANCE SHEET, continued

	DECEMBER 31, 1996

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                               $      21,000
    Trade accounts payable                                             82,000
    Accrued oil and gas proceeds payable                              217,000
    Advance from related party                                         47,000
    Deferred gain                                                      40,000
                                                                _____________

              Total current liabilities                        $      407,000


LONG-TERM DEBT                                                         32,000


DEFERRED TAX LIABILITY                                                 32,000

COMMITMENT AND CONTINGENCIES (Notes 4 and 10)

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, 200,000 shares authorized, no shares issued

Common stock, $.01 par value; 30,000,000 shares authorized; 3,486,779
  	shares issued and outstanding                                       35,000
    Additional paid-in capital                                      1,031,000
    Accumulated deficit                                               (52,000)
                                                                ______________

              Total stockholders' equity                            1,014,000


              Total liabilities and stockholders' equity         $  1,485,000

         See accompanying notes to these financial statements.

	CONSOLIDATED STATEMENTS OF INCOME


                                                     YEARS ENDED DECEMBER 31,
                                                     1996          1995
REVENUES:
    Oil and gas sales                                $ 224,000     $ 176,000
    Well operation fees                                154,000        77,000
                                                     _________     _________

              Total revenues                           378,000       253,000



COSTS AND EXPENSES:

   Lease operations and production taxes            $  187,000     $ 151,000
    General and administrative                         120,000       139,000
    Depletion, depreciation and amortization            99,000        70,000
    Interest                                             6,000         1,000
                                                      ________      ________

              Total expenses                         $ 412,000     $ 361,000



OTHER INCOME:

    Gain on sales of assets                          $ 102,000     $  82,000
     Interest income                                    42,000        46,000
    Miscellaneous income                                41,000        38,000
                                                     _________     _________

              Total other income                    $  185,000     $ 166,000



INCOME BEFORE INCOME TAXES                          $  151,000     $  58,000



DEFERRED INCOME TAX EXPENSE                             32,000         -



NET INCOME                                          $  119,000     $  58,000



NET INCOME PER COMMON SHARE                         $      .03     $     .02



WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                       3,472,000     3,379,000

            See accompanying notes to these financial statements.

	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1996




                                                                 ADDITIONAL
                                    COMMON STOCK                 PAID-IN
                                 SHARES     AMOUNT               CAPITAL
                                 ____________________           ____________

BALANCES, JANUARY 1, 1995       3,376,903   $ 34,000             $ 967,000

Shares issued for oil and gas
properties                        50,000       1,000                49,000
Net income                          -           -                      -
                               ______________________           ____________
BALANCES, DECEMBER 31, 1995     3,426,903     35,000             1,016,000

Shares issued for options
     exercised                     59,876       -                   15,000
Net income                           -          -                      -
                               _____________________            ____________

BALANCES, DECEMBER 31, 1996     3,486,779   $ 35,000           $  1,031,000


                                                               TOTAL
                                ACCUMULATED                    STOCKHOLDERS'
                                  DEFICIT                      EQUITY
                                ___________________            _____________

BALANCES, JANUARY 1, 1995      $(229,000)                     $ 772,000

Shares issued for oil and gas
 properties                          -                            50,000
Net income                         58,000                         58,000
                                ___________________           ______________

BALANCES, DECEMBER 31, 1995     $(171,000)                     $ 880,000

Shares issued for option
 exercised                          -                             15,000
Net income                        119,000                        119,000
                                ___________________           ______________

BALANCES, DECEMBER 31, 1996     $ (52,000)                    $1,014,000


           See accompanying notes to these financial statements.

FUTURE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 			 YEARS ENDED DECEMBER 31,
                                                     1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $ 119,000    $ 58,000
Adjustments to reconcile net income to net cash
 from operations:
Depletion, depreciation and amortization                99,000      70,000
Gain on sale of assets                                (102,000)    (82,000)
Change in trade accounts receivable                   (122,000)    (90,000)
Change in accounts payable and accrued
  liabilities                                           98,000      46,000
        Change in deferred income taxes                 32,000        -
        Change in related party payable                 41,000       6,000
        Other                                           3,000     (5,000)
                                                    ___________   _________
Net cash provided by operations                        168,000       3,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                   (166,000)   (200,000)
Proceeds from sale of mining properties and collection
  of associated notes receivable                       244,000     185,000
    Proceeds from partnership distributions             27,000        -
    Additions to mining properties                        -         (8,000)
                                                    ___________   _________
Net cash provided (used) by investing activities       105,000     (23,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                         28,000        -
Repayments of notes payable                           (153,000)     (6,000)
    Change in overdrafts payable                      ( 34,000)     26,000
                                                    ___________   _________
Net cash provided (used) by financing activities      (159,000)     20,000

NET CHANGE IN CASH AND CASH EQUIVALENTS                114,000        -

CASH AND CASH EQUIVALENTS, beginning of year              -           -

CASH AND CASH EQUIVALENTS, end of year             $   114,000    $   -
						_______		__________
SUPPLEMENTAL INFORMATION -
Cash paid during the year for interest             $     6,000    $ 1,000

NON-CASH INVESTING AND FINANCING ACTIVITIES - In 1996, a related party exercised options for 59,876 shares of common stock in exchange for the payment of a liability in the amount of $15,000.
In 1996 and 1995, the Company's oil and gas properties increased $190,000 and $162,000, respectively based on its share of partnership property additions funded by the limited partner.

In 1995, the Company acquired oil and gas properties for notes payable of $185,000 and common stock valued at $50,000.

In 1995, the Company contributed $775,000 of oil and gas properties to a limited partnership in exchange for an interest in that partnership as described in Note 4.

See accompanying notes to these financial statements.

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

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alaska Eldorado Gold Company and Future Petroleum Corporation of Texas. In addition, the financial statements include the Company's prorata share of the accounts of the oil and gas limited partnership described in Note 4. Intercompany accounts and transactions are eliminated in consolidation.

Oil and Gas Properties
The Company uses the full cost method of accounting for its oil and gas properties. The Company's operations are all located in the continental
United States, primarily Texas and Oklahoma, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool". Such costs include those related to lease acquisitions, drilling and equipping of productive well, dry holes and abandonments, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. During the years ended December 31, 1996, and 1995, internal costs capitalized into the full cost pool were approximately $81,000 and $94,000 respectively. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves.

Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects.

Depletion, depreciation, and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization per equivalent mcf of natural gas was approximately $1.39 and $.70 for the years ended December 31, 1996 and 1995, respectively.

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income Per Common Share
Net income per common share is based on the weighted average number of common shares outstanding. Common stock equivalents in 1996 and 1995 were anti-dilutive.

Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and unrestricted interest bearing deposits with original maturities of three months or less to be cash equivalents.

Use of Estimates and Certain Significant Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amounts at which oil and gas properties and investment in oil and gas partnership are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

Stock-Based Compensation
In 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS No. 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 7.

Impact of Recently Issued Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement No. 128, "Earnings Per Share". The Company intends to adopt this new standard in 1997. Management believes it will not have a material impact on the Company's financial statements.

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	NOTE RECEIVABLE

The Company has a note receivable at December 31, 1996 with a balance of $158,000. The note bears interest at 8% and is collateralized by a deed of trust on a mining property. A principal payment of $100,000 is due April 1, 1997 with unpaid principal and interest due June 1, 1997. The note arose from the sale of mining properties during 1994. Due to the terms of the sale, the gain was deferred and recorded as a liability, which is amortized into income as the note is collected. The balance of the deferred gain at December 31, 1996 is $40,000. The gain associated with this note that was amortized into income was $26,000 and $21,000 in 1996 and 1995, respectively.


3.	RELATED PARTY TRANSACTIONS

The Company is operator of the properties of Future Acquisition 1995, Ltd. (The Partnership). (See Note 4.) As such, it receives revenues and pays costs and expenses on behalf of the Partnership. As of December 31, 1996, the Company has trade accounts receivable and accrued oil and gas proceeds payable of approximately $51,000 and $185,000, respectively, due from and to the Partnership. Included in well operation fees in 1996 is $134,000 earned from operating the wells of the Partnership.

Additionally, as of December 31, 1996, the Company owes a company owned by the president of the Company approximately $41,000 for accrued consulting fees and operating advances. The operating advances of $6,000 are short-term, non-interest bearing, uncollateralized obligations of the Company.

4.  INVESTMENT IN PARTNERSHIP

In December 1995, the Company contributed a substantial portion of its oil and gas properties to Future Acquisition 1995, Ltd., a limited partnership in which the Company is the general partner. As a result of entering into the partnership, the Company became the operator of a majority of the partnership properties. The Company's investment was recorded at book value and was allocated to oil and gas properties and lease operating rights based on the relative fair values of those assets. The limited partner contributed cash, which was used to acquire and develop oil and gas properties. Revenues and costs and expenses are generally allocated 15% to the Company and 85% to the limited partner until the limited partner has recovered its investment and a 20% return as defined in the agreement. After that point, the Company is allocated
 75% of revenues and costs and expenses. Certain acquisition and development costs are allocated 100% to the limited partner. As general partner, the Company is contingently liable for the actions of the Partnership.

During the year ended December 31, 1996, the Company began to account for the investment in the partnership as a prorata consolidation, whereas it had previously accounted for the partnership by the equity method . This change resulted from the Company's ability during 1996 to obtain all information required to report the investment as a prorata consolidation and the Company's desire to conform with industry standards. The change had no effect on reported net income for either 1995 or 1996.

The partnership is required to maintain certain minimum coverage ratios of
proved producing reserves	 in relation to the limited partner's investment.
If the coverage ratios are not maintained, the allocation of revenues will be adjusted, as defined in the agreement, such that the Company's share of
revenues	 would be reduced to not less than 1%.

The carrying value of the operating rights are amortized over the life of the partnership's oil and gas reserves. The amortization was $22,000 in 1996 and is included in "depletion, depreciation and amortization" in the accompanying statement of income.

FUTURE PETROLEUM CORPORATION

5.	LONG-TERM DEBT

Long-term debt at December 31, 1996 consisted of the following:

Note payable to an individual, interest at 8%, monthly payments of principal and interest of $1,421 due until maturity in July 1998. Collateralized by oil
and gas properties.                                              $    26,000

Note payable to a bank, interest at 11.25%, monthly payments of principal and interest of $717 are due until maturity in October 2000. Collateralized by
certain oil and gas equipment.                                   $    27,000
Total                                                                 53,000
Less current portion                                                 (21,000)


Long-term debt                                                   $    32,000

Maturities of long-term debt for the years ending December 31, are as follows:

1997     $   21,000
1998         17,000
1999          8,000
2001          7,000
           	_______
         $   53,000

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCKHOLDERS' EQUITY

The Company has 200,000 shares of preferred stock authorized with a par value of $.01. No shares were issued or outstanding at December 31, 1996. The preferred shares may be issued in series with the relative rights and preferences designated by the Company's board of directors.

In 1996, the Company issued warrants to the limited partner in Future Acquisition 1995, Ltd. to purchase 37,500 shares of the Company's common stock for $1.00 per share. The warrants may be exercised until expiration in April 2001.

In 1995, the Company issued 50,000 shares of common stock valued at $50,000 in connection with the purchase of certain oil and gas properties. Additionally, the Company issued warrants to purchase 50,000 shares to the seller as part of the transaction. Warrants to purchase 25,000 shares have an exercise price of $1 per share and are exercisable until December 1997; warrants to purchase 12,500 shares have an exercise price of $2 per share and are exercisable until December 2000; and warrants to purchase 12,500 shares have an exercise price of $3 per share and are exercisable until December 2000.

In 1995, the Company issued warrants to the limited partner in Future Acquisition 1995, Ltd. to purchase 250,000 shares of the Company's common stock for $1.00 per share. The warrants may be exercised until expiration in December 2000.

7.	STOCK BASED COMPENSATION

Stock Option Plans
The Company has a stock option plan, under which key employees may be granted options to purchase the Company's common stock at prices equal to market value at the date of grant (110% of market value for stockholders with more than 10% of the outstanding stock). The options may be exercised anytime within five years of grant.

The following is a summary of activity under this stock option plan for the years ended December 31, 1996 and 1995:

                                  1996                    1995
                                           Weighted                  Weighted
                                            Average                  Average
                                  Number    Exercise      Number     Exercise
                                  of Shares  Price       of Shares   Price

Outstanding, beginning of year     137,720  .25           137,720    .25

Canceled or expired                   -     -                -        -
Granted                            220,000  .18              -        -
Exercised                          (59,876) .24              -        -

Outstanding, end of year           297,844  .20           137,720    .25

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All the options outstanding at December 31, 1996, and those exercised during 1996, were granted to officers of the Company. For all options granted during 1996 and 1995, the market price of the Company's common stock on the grant date was approximately equal to the exercise price.

If not previously exercised, options outstanding at December 31, 1996 will expire as follows:


                                          Weighted
                                          Average
                           Number         Exercise
                         of Shares        Price

1999                      77,844           .26
2001                     200,000           .15
2001                      20,000           .44
		_______
Total                    297,844



Warrants and Other Stock Options
The Company has also granted warrants and other options which are summarized as follows for the years ended December 31, 1996 and 1995.


                                1996                         1995
                                    Weighted                         Weighted
                                    Average                          Average
                       Number       Exercise         Number          Exercise
                       of Shares    Price         of Shares           Price
Outstanding,
beginning of year     300,000       1.13              -                 -

Granted to:

Seller of oil and
gas properties acquired  -           -             50,000              1.75
Limited partner of
Future Acquisition
1995, Ltd.             37,500       1.00          250,000              1.00
Expired                  -           -               -                  -
Exercised                -           -               -                  -
                      _______      ______          ______              _____

Outstanding, end of
year                  337,500       1.12          300,000              1.13

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All outstanding warrants and other options were exercisable at December 31, 1996. If not previously exercised, warrants and other options outstanding at December 31, 1996 will expire as follows:


                                             Weighted
                                             Average
                           Number            Exercise
                         of Shares           Price

1997                      25,000             1.00
2000                     250,000             1.00
2000                      12,500             2.00
2000                      12,500             3.00
2001                      37,500             1.00
		________
                         337,500



Presented below is a comparison of the weighted average exercise prices and market prices of the Company's common stock on the measurement date for the warrants and other stock options granted during 1996 and 1995:


                            1996                               1995
                  Number    Exercise  Market       Number    Exercise   Market
                of Shares   Price     Price      of  Shares   Price      Price
Exercise price
greater than
market price      37,500    $1.00     $ 0.25      300,000    $ 1.13    $ 0.19


Pro Forma Stock-Based Compensation Disclosures
As reflected in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to the employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's 1996 net income and earnings per share would have been changed to the pro forma amounts indicated below. There was no pro forma effect for 1995.

Net income applicable to common stockholders:
As reported                                                    $   119,000
Pro forma                                                      $   103,000
Net income per common stock:
As reported                                                    $      0.03
Pro forma                                                      $      0.03

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of each employee option and warrant granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                      YEAR ENDED DECEMBER 31,
                                                    1996               1995
Expected volatility                                 62.2%              62.2%
Risk-free interest rate                        6.13% to 6.63%   5.25% to 5.80%
Expected dividends                                   -                   -
Expected terms (in years)                            5               2 to 5


8.	INCOME TAXES

A reconciliation of income tax expense at the Federal statutory rate of 34% to income tax expense reported in the accompanying consolidated statements of income follows:

                                                   1996                1995

Income tax at statutory rate                 $    51,000          $   20,000
Utilization of net operating losses                 -               (20,000)
Effect of graduate tax brackets                  (19,000)             -
                                          				     _________	    $_________
                                             $   32,000	              -

The components of the Company's deferred tax liability as of December 31, 1996 are as follows:

Deferred gain			$      7,000
Depreciation, depletion
and impairment 			    (215,000)
Net operating loss and
investment tax credit carryforward       176,000
 				__________
Net deferred tax liability		$   (32,000)

At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $485,000, which will expire if unused in 2006 through 2008. The Company also has approximately $1,140,000 of net operating loss carryforwards attributed to Intermountain. These losses are subject to substantial limitations under Section 382 of the Internal Revenue Code.

9. 	ENVIRONMENTAL MATTERS

Being engaged in the oil and gas exploration and development business, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.	LEASE COMMITMENT

The Company leases its office space subject to a noncancellable operating lease agreement which will expire in December 1998. Future minimum rental payments under the operating lease are approximately $23,000 per year.

The Company had rent expense of approximately $12,000 and $8,000 for the years ended December 31, 1996, and 1995, respectively.

11. 	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in extractive industries or from individual oil and gas investors. These parties are primarily located in the Southwestern regions of the United States. No single receivable is considered to be sufficiently material as to constitute a concentration, except for a receivable from Future Acquisition 1995, Ltd. of $51,000 (see Note 3). The Company does not ordinarily require collateral for accounts receivable, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property.

Management estimates the market values of notes receivable and payable based on expected cash flows and believes those market values approximate carrying values at December 31, 1996.

12.	MAJOR CUSTOMERS

One oil purchaser accounted for approximately 25% of the Company's revenues in 1996 and two natural gas purchasers accounted for approximately 39% and 16%, respectively, of the Company's revenues in 1995.

13.	SUBSEQUENT EVENT

In January 1997, the Company granted options to three officers (two of which are also directors) to purchase a total of 70,000 shares for $0.40 per share and 200,000 shares for $0.44 per share through the the year 2002.

In February 1997, the partnership referred to in Note 4 closed a purchase on various interest percentages in 32 wells located in Moore County, Texas (Taylor properties). The purchase price of the Taylor properties included $2,067,000 in cash from the limited partner, $100,000 in cash from the Company, 180,000 shares of the Company's common stock to the seller and 200,000 shares of the Company's common stock to the limited partner.

FUTURE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FINANCIAL DATA FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

                                                       YEAR ENDED DECEMBER 31,
                                                       1996              1995
Costs incurred in oil and gas producing activities:

    Acquisition of proved properties                 $  56,000       $ 483,000
    Acquisition of unproved properties                  44,000            -
    Exploration cost                                      -            114,000
    Development costs                                 256,000             -
                                                    __________       _________
Total costs incurred                               $   356,000     $   597,000



Net capitalized costs related to oil and gas producing activities:


    Proved properties                              $   653,000     $   382,000
    Less accumulated depletion, depreciation,
        amortization and impairment                    (111,000)        (40,000)
                                                   ____________      __________
    Net oil and gas property costs                 $   542,000     $   342,000


15.	OIL AND GAS RESERVE DATA (UNAUDITED)

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

                                                  Oil                 Gas
                                                 (BBLS)              (MCF)

Balance January 1, 1995                          10,000            1,170,000
Purchase of minerals in place                    86,000              573,000
Revisions of estimates                           31,000            (89,000)
Conveyance of minerals in place to limited
partnership                                     (11,000)            (350,000)
Production                                       (3,000)             (84,000)
                                                ________          ___________
Balance, December 31, 1995                      113,000            1,220,000
Purchase of minerals in place                     5,000                 -
Abandonment of minerals		                       	(3,000)	           (181,000)
Revisions of previous estimates                  (56,000)           (767,000)
Production                                       (7,000)             (29,000)
                                                ________          ___________
Balance, December 31, 1996                       52,000             (243,00)

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The foregoing reserves are all classified as proved developed at December 31, 1996. At December 31, 1995, 94,000 barrels of oil and 1,000,000 mcf of gas were classified as proved developed.

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

16.	STANDARDIZED MEASURE OF CHANGES IN FUTURE NET REVENUES (UNAUDITED)

The standardized measure of discounted future net cash flows at December 31, 1996 and 1995 relating to proved oil and gas reserves is set forth below.
The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.


                                                      YEAR ENDED DECEMBER 31,
                                                       1996          1995

Future cash inflows                               $  2,038,000    $ 4,316,000
Future production costs                             (1,022,000)    (2,535,000)
Future income tax expense                              (48,000)      (302,000)
Future net cash flows                                  968,000      1,479,000
10% annual discount for estimated timing of cash
flows                                                 (308,000)      (491,000)
Standardized measure of discounted future net cash
flows                                             $    660,000    $   988,000

FUTURE PETROLEUM CORPORATION

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future net cash flows were computed using year-end prices and costs, and year -end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principal sources of change in the standardized measure of discounted future
net cash	flows:


                                                       YEAR ENDED DECEMBER 31,
                                                       1996           1995

Sale of oil and gas produced, net of production
 costs                                             $   (37,000)     $   (25,000)
Purchase of minerals in place                           70,000         717,000
Abandonment of minerals                                (82,000)           -
Net changes in prices and production costs            450,000        (133,000)
Conveyance of minerals in place to limited
partnership                                              -           (286,000)
Revisions and other                                  (1,023,000)     (208,000)
Accretion of discount                                  99,000          97,000
Net change in income taxes                            195,000        (146,000)
   Net change                                        (328,000)         16,000
Balance, beginning of year                            988,000         972,000
Balance, end of year                              $   660,000     $   988,000