Form 10QSB
period 1997-03-31
FUTURE PETROLEUM CORP/UT/
filed 1997-05-15
CIK 51072

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-QSB

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended  March 31, 1997

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _______________ to ________________

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

	                 (214)350-7602
	(Issuer's telephone number, including area code)

	                           Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.      Yes  [x ]        No [  ]

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 4,066,779 shares of common stock, par value $0.01 per share, issued and outstanding as of May 14, 1997.

Transitional Small Business Disclosure Format (Check One): Yes     No  x

Page 1 of 12 Consecutively Numbered Pages

	PART I
	FINANCIAL INFORMATION



	ITEM 1. FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to presees thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1996.

		FUTURE PETROLEUM CORPORATION

				Balance Sheets
				March 31, 1997

				ASSETS

CURRENT ASSETS:
Cash and interest-bearing deposits		                   	$	140,512
Current portion of notes receivable			                   	158,031
Trade accounts receivable:
Joint interest billings					                               79,399
Accrued oil and gas sales					                            277,379

	Total Current Assets			                                 	655,321

PROPERTY AND EQUIPMENT:
Proved oil and gas properties, using the full cost method of
	accounting	 			                                         	726,718
Other						  	                                             64,961
						                                                   	791,679
Less accumulated depletion, depreciation, amortization and
	impairment	 			                                        	(169,789)

Net Property and Equipment				                            621,890

OTHER ASSETS:
Lease operating rights					                               637,482
Less accumulated amortization				                          (8,854)
Mining properties held for sale				                        39,978
Other							                                                2,760
		TOTAL OTHER ASSETS			                                   671,366

TOTAL ASSETS		                                    		$   1,948,577



			FUTURE PETROLEUM CORPORATION

				Balance Sheets
				March 31, 1997

				LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable		                                   	$	133,964
Current portion of notes payable                               25,664
Advances from shareholder                                      44,000
Accrued oil and gas proceeds payable                          382,502

Total Current Liabilities                                     586,130


DEFERRED GAIN ON SALE                                          40,336
DEFERRED TAX LIABILITY                                         32,162

LONG TERM NOTES PAYABLE	                                       22,152

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 200,000 shares authorized,
	no shares issued	                                               --
Common stock, $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding; 4,066,779 at March 31, 1997 and
3,486,779 at March 31, 1996                                   40,668
Additional paid-in capital	                                1,292,909
Accumulated deficit                                          (65,780)


Total Stockholders' Equity	                                1,267,797

Total Liabilities and Stockholders' Equity             $   1,948,577

		FUTURE PETROLEUM CORPORATION

				Statement of Operations and Accumulated Deficit


                                               							Three Months Ended
                                                   							March 31,
                                                						1997       		1996
REVENUES:
Oil and gas sales                              				$	59,244 	    $	13,507
Well operation fees					                             44,616 	     	47,204
Other			                                             		--        		10,878

	Total Revenues		                                 		103,860 		     71,589

COSTS AND EXPENSES:
Lease operations and production taxes		              55,480       	33,573
General and administrative		                         54,881 	      24,976
Interest					                                         1,720  		       519
Depletion, depreciation and amortization			          30,345 	     	16,331

	Total Expenses				                                 142,426 		     75,399

OTHER INCOME:
Gain on sale of assets			                           		--	          	8,152
Income from equity investment					                    --		          3,641
Miscellaneous income				                           	24,400 	        	--
Interest income				                                   	824 	       	8,245

	Total Other Income			                             	25,224 	      	20,037

NET INCOME                                   						(13,342)		      16,228

BEGINNING ACCUMULATED DEFICIT			                   (52,438)	    	(171,567)

ENDING ACCUMULATED DEFICIT	                     	$	(56,926)	   $	(155,339)


NET INCOME PER COMMON SHARE		                    $	0.00 	      $	0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING			                             	4,066,779 		  3,487,000

		FUTURE PETROLEUM CORPORATION
				Statements of Cash Flows

						                                             	Three Months Ended
                                                 							March 31,
                                            						1997 	          	1996
CASH FLOWS FROM OPERATING ACTIVATES:
	Net Income			                               	$	(13,342)       	$	16,228
Adjustments to reconcile to net cash used in continuing
						operations:
Depreciation, depletion, and amortization				   	30,345 	        	16,331
Gain on sale of assets				                       	--            		(8,152)
Decrease (increase) in receivables				        	(109,888)	        (49,216)
(Decrease) increase in accounts payable
 and accrued expenses			                       	219,395          112,469
Other assets			                                		2,471           		--
Current notes receivable					                    --		            83,215

	Net cash provided by (used in) operations				128,981 		        170,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment				     	(122,572)	         56,004
Distribution from partnerships					             --	            	(3,088)

Net cash provided by (used in) investing activities				(122,572)		52,916

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock				              	30,000 	        	14,550
Collection of notes receivable			            		--		            (2,324)
Repayment of long-term debt				             	(10,047)         		--

	Net cash provided by financing activities				19,953 		        12,226

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS					                    26,362	          130,168
CASH AND CASH EQUIVALENTS, beginning of period	$	114,150 	$	(33,634)

CASH AND CASH EQUIVALENTS, end of period 	$	140,512         	$	96,534

CASH PAID FOR INTEREST DURING, the period	 $	1720		              --

Supplemental information regarding non-cash investing and financing activities:
In January 1997 the Company made an additional investment in Future Acquisition
1995, Ltd., in which they contributed 380,000 shares of common stock valued at $237,500 in exchange for a three percent equity interest in property acquired by the partnership along with the right to operate those acquired properties.


	ITEM 2. MANAGEMENT'S DISCUSSION AND
	ANALYSIS OR PLAN OF OPERATIONS

THE COMPANY

Future Petroleum Corporation (the "Company") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in Texas and Oklahoma. The Company's principal business strategies include (i) maximizing the value of its existing high-quality, Long-Life reserves through efficient operating and marketing practices, (ii) conducting selective exploratory and development activities, principally in existing areas of operations, and (iii)marketing acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise.

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

In January 1997, the Company's subsidiary Future-Texas acquired the Taylor Properties through Future Acquisition 1995, Ltd., a limited partnership in which Future-Texas is the general partner. The partnership has two limited partners, which contributed cash to the partnership to be used in the acquisition and development of oil and gas properties. Revenues, costs and expenses are generally allocated 3% to the General Partner and 97% to the Limited Partners until the limited partners have recovered their investment and a 20% return as defined in the agreement. After that point, the General Partner is allocated 75% of revenues, costs and expenses. Certain acquisitions and developments costs are allocated 100% to the limited partners. As operator of the properties the General Partner is entitled to receive copas overhead charges which will generate income to the General Partner in addition to the 15% of revenues reserved until the 20% rate of return has been generated to the Limited Partners, at which time the General Partner will be allocated 75% of revenues.

PROPERTIES

Oil and Gas Holdings. The Company's properties are located onshore principally in Texas and Oklahoma. As of May 14, 1997, the Company owns interests in a total of 258 gross (94.84 net) producing wells, of which 213 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising 17,520 gross (4,721 net) acres. The average reserve life of these properties (based on the 1996 producing rate) is estimated to be 26 years as of December 31, 1996.

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

Azalea Field. The Company has an interest in seventeen (17) producing wells and one (1) commercial Salt Water Disposal well in the Azalea Field, located approximately eight (8) miles Southeast of Midland, Texas in Midland county.
It is in the East central portion of the Midland geological Basin. It is near the edge of the Grayburg-San Andres shelf as it swings across the basin from the Central Basin Platform on the West to the Eastern shelf on the East. The field is an anticlinal dome caused by drape over of a carbonate bioherm. The leases are on or near the crest of the anticline. The potential pays are in the Grayburg, Permian age sands and carbonates and the San Andres, also Permian, Carbonates (dolomite and limestone). It is the intention of the Company and its partner to drill infill wells to both pay zones and to start a waterflood in order to increase the recovery of oil. Potential increases in production and reserves will increase the Company's reserve base substantially. The Company has completed the drilling of two development wells. The results of these wells indicate that up to 80% of the original oil in place still remains in the reservoir and that a portion of the remaining oil in place can be recovered by a waterflood.Therefore, the Company is initiating Phase I of the implementation of the waterflood by drilling three (3) new producing wells and converting eight (8) of the existing wells into injectors.


Caddo Field. The Caddo Field, located along the north edge of the Ardmore Basin, just south of the Arbuckle Mountains was discovered on July 14, 1939, by The Pure Oil Company. It is located in, Township 3 South Range 1 East, Carter County, Oklahoma. Production is from the Goddard sandstone, Sycamore limestone, Woodford shale, Hunton limestone, Viola limestone, and 2nd Bromide sandstone. It has produced 3.99 MMBO and 29.9 MMMCFG. Caddo Field is essentially a gas field with a thin oil ring around it. Structurally, the field is an anticlinal fold on a horst block. The Company has obtained oil and gas leases within the oil ring that surrounds the Caddo Field. One (1) well will initially be drilled to determine if additional wells on 4 more locations are warranted.

Cumberland Field. The Cumberland Field is located in Township 5
South Range 7-East in Bryan and Marshall Counties, Oklahoma. The field has a northwest-southeast orientation and is located on a structural high associated with the southwest fault block (horst) of a large northwest-southeast oriented horst and graben fault system. Cumberland field has produced over 73 MMBBLS and over 54 MMMCFG. A substantial amount of remaining BBLS of oil should be producible using present day recovery methods and oil prices and improvements in recovery could double or triple this number. Proven gas reserves remaining to be produced are estimated to be at least 30 MMMCFG. The Arbuckle has never been completely tested. It holds potentially great untapped reserves.
Cumberland field was discovered in 1940 by the Pure (Unocal) #100-1
Quintin Little. Pays range from the Arbuckle Dolomites (Ordovician in age) up through the Simpson Sands, Viola and Hunton Limestones, Woodford Chert and Sycamore Siltstones (Pennsylvanian age). The
Simpson Sands are the oil reservoirs. They also hold a large share of the gas as attic gas in their gas caps. The Company has obtained oil and gas leases on the flanks of this field. Major oil companies are conducting a extensive 3-D seismic study of this area with the idea of extending this field and further develop the remaining reserves. The Company plans on participating in this further development.

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

Financial Condition

	Liquidity and Capital Resources

General. The Company incurred a consolidated net loss of $13,342, and net income of $16,228, for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, the Company had working capital of approximately $69,191, which was a $65,646 reduction from the $134,837 working capital that the Company had as of March 31, 1996. The net loss and reduction in working capital was due primarily to year end audit costs and investments associated with the acquisition of the Taylor properties.


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

During the three months ended March 31, 1997, operating activities provided net cash of approximately $129,000 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and increases in receivables, resulted in a net loss of approximately $13,342 for the period. In the same period during 1996, operations provided net cash of approximately $171,000, which resulted in a net profit from operations of $16,228. Investing activities required approximately $123,000 and provided $53,000 for the three month period ended March 31, 1997, and 1996, respectively.

Results of Operations

Total revenues for the three months ended March 31, 1997, increased 45% over revenues for the preceding year, well operation fees decreased by 5% and other income increased by 26%.

Lease operations and production expenses were higher for the three months interim period ended March 31, 1997, as compared to the corresponding period a year earlier as a result of the Company's increased level of operations. General and administrative expenses increased by 120% in the three month interim period during 1997, as compared to a year earlier. Due to expenses associated with selling a mining prospect, acquiring the Taylor properties as well as year end audit fees.

	PART II
	OTHER INFORMATION




	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a)		Exhibits.

None.

(b)		Reports on Form 8-K.

None.

During the quarter ended March 31, 1997, the Company did not file any report on Form 8-K.

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			FUTURE PETROLEUM CORPORATION
					(Registrant)




Dated:  May 14, 1997	By:               /s/ B. Carl Price
			B. Carl Price, President,
			Principal Financial and Accounting Officer





Dated:  May 14, 1997	By:            /s/ Christie Sirera
				Christie Sirera,
				Secretary