Form 10QSB
period 1997-06-30
FUTURE PETROLEUM CORP/UT/
filed 1997-08-15
CIK 51072

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-QSB

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended  June 30, 1997

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 4,091,779 shares of common stock, par value $0.01 per share, issued and outstanding as of August 14, 1997.

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

		FUTURE PETROLEUM CORPORATION

				Balance Sheets
				June 30, 1997

				ASSETS

CURRENT ASSETS:
Cash and interest-bearing deposits		                   	$	188,119
Current portion of notes receivable			                   	146,177
Trade accounts receivable:
Joint interest billings					                               91,423
Accrued oil and gas sales					                            171,609

	Total Current Assets			                                 	597,328

PROPERTY AND EQUIPMENT:
Proved oil and gas properties, using the full cost method of
	accounting	 			                                         	726,858
Other						  	                                             65,737
						                                                   	828,595
Less accumulated depletion, depreciation, amortization and
	impairment	 			                                        	(189,910)

Net Property and Equipment				                            638,685


Lease operating rights					                               644,577
Less accumulated amortization				                         (39,402)

Net Operating Rights						                               	605,175

OTHER ASSETS:
Mining properties held for sale				                        39,978
Other							                                                7,728
		TOTAL OTHER ASSETS			                                    47,706

TOTAL ASSETS		                                    		$   1,888,894



			FUTURE PETROLEUM CORPORATION

				Balance Sheets
				June 30, 1997

				LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable		                                   	$	106,103
Current portion of notes payable                               25,664
Advances from shareholder                                      45,000
Accrued oil and gas proceeds payable                          327,811

Total Current Liabilities                                     504,578


DEFERRED GAIN ON SALE                                          40,336
DEFERRED TAX LIABILITY                                         32,162

LONG TERM NOTES PAYABLE	                                       16,858

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 200,000 shares authorized,
	no shares issued	                                               --
Common stock, $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding; 4,091,779 at June 30, 1997 and
3,486,779 at June 30, 1996                                    40,918
Additional paid-in capital	                                1,292,659
Accumulated deficit                                          (38,617)


Total Stockholders' Equity	                                1,294,960

Total Liabilities and Stockholders' Equity             $   1,888,894

		FUTURE PETROLEUM CORPORATION

				Statement of Operations and Accumulated Deficit


                                               							Three Months Ended
                                                   							June 30,
                                                 						1997       		1996
REVENUES:
Oil and gas sales                              				$	56,034 	    $	19,117
Well operation fees					                             63,204 	     	43,704
Other			                                             		--        		 6,480

	Total Revenues		                                 		119,238 		     69,301

COSTS AND EXPENSES:
Lease operations and production taxes		              35,298       	19,394
General and administrative		                         39,542 	      39,563
Interest					                                         1,498  		     4,219
Depletion, depreciation and amortization			          28,769 	     	(9,830)

	Total Expenses				                                 105,107 		     53,347

OTHER INCOME:
Gain on sale of assets			                           		--	          	63,556
Income from equity investment					                    --		          (8,820)
Miscellaneous income				                           	 5,290 	        	--
Interest income				                                  7,742          	1,925

	Total Other Income			                             	13,032 	       	56,661

NET INCOME                                   						 27,163		        72,614

BEGINNING ACCUMULATED DEFICIT			                   (65,780)	     	(155,339)

ENDING ACCUMULATED DEFICIT	                     	$	(38,617)	   $  	(82,725)


NET INCOME PER COMMON SHARE		                    $	0.01 	      $	0.02

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING			                             	4,092,000 		  3,487,000


		FUTURE PETROLEUM CORPORATION

				Statement of Operations and Accumulated Deficit


                                               							Six Months Ended
                                                   							June 30,
                                                 						1997       		1996
REVENUES:
Oil and gas sales                              				$	115,278 	    $	32,624
Well operation fees					                             107,819 	     	90,908
Other			                                              		--        		17,357

	Total Revenues		                                  		223,097 		    140,890

COSTS AND EXPENSES:
Lease operations and production taxes		               90,778       	52,986
General and administrative		                          94,423 	      64,539
Interest					                                          3,217  		     4,739
Depletion, depreciation and amortization			           59,114 	     	 6,501

	Total Expenses				                                  247,532 		    128,746

OTHER INCOME:
Gain on sale of assets			                           		--	          	71,708
Income from equity investment					                    --		          (5,179)
Miscellaneous income				                            	29,690 	        	--
Interest income				                                  	8,566        	10,170

	Total Other Income			                              	38,256 	      	76,698

NET INCOME                                     						13,821		       88,842

BEGINNING ACCUMULATED DEFICIT			                    (52,438)	    	(171,567)

ENDING ACCUMULATED DEFICIT	                      	$	(38,617)	    $	(82,725)


NET INCOME PER COMMON SHARE		                    $	0.00 	      $	0.03

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING			                             	4,092,000 		  3,487,000


		FUTURE PETROLEUM CORPORATION
				Statements of Cash Flows

						                                             	Three Months Ended
                                                 							June 30,
                                             						1997	          	1996
CASH FLOWS FROM OPERATING ACTIVATES:
	Net Income			                                 	$	27,163        	$	72,614
Adjustments to reconcile to net cash used in continuing
						operations:
Depreciation, depletion, and amortization			 	   	28,769 	        	(9,830)
Gain on sale of assets				                       	--            		(63,556)
Decrease (increase) in receivables				          	105,600	          (4,757)
(Decrease) increase in accounts payable
 and accrued expenses			                        	(81,552)         (84,095)
Other assets			                                 		(4,968)          		--
Current notes receivable					                      --		           115,406

	Net cash provided by (used in) operations		   		 75,012 		        25,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	    			     	(22,111)	        (60,947)
Distribution from partnerships					                --	            	13,398
Proceeds from sale of oil and gas and mining
properties		                                      	--		             4,100

Net cash provided by (used in) investing
     activities				                              (22,111)	       	(43,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock				                   	--               	--
Collection of notes receivable			                		--		            (3,545)
Repayment of long-term debt				                 	(5,294)           		--

Net cash provided by (used in) financing
        activities			                          	 (5,294)		         (3,545)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS					                        47,607	          (21,212)
CASH AND CASH EQUIVALENTS, beginning of period	$	140,512       	$	 96,534

CASH AND CASH EQUIVALENTS, end of period 	     $	188,119       	$ 	75,323

CASH PAID FOR INTEREST DURING, the period	     $  	1,498		      $    --

Supplemental information regarding non-cash investing and financing activities:
In January 1997, the Company made an additional investment in Future Acquisition
1995, Ltd., in which they contributed 380,000 shares of common stock valued at $237,500 in exchange for a three percent equity interest in property acquired by the partnership along with the right to operate those acquired properties.


		FUTURE PETROLEUM CORPORATION
				Statements of Cash Flows

						                                             	Six Months Ended
                                                 							June 30,
                                             						1997	          	1996
CASH FLOWS FROM OPERATING ACTIVATES:
	Net Income			                                  	$	13,821       	$	88,842
Adjustments to reconcile to net cash used in continuing
						operations:
Depreciation, depletion, and amortization		  	   	59,114 	        	 6,501
Gain on sale of assets				                       	--            		(71,708)
Decrease (increase) in receivables				        	   (4,288)	        (53,973)
(Decrease) increase in accounts payable
 and accrued expenses			                        	137,843           28,358
Other assets			                                 		(2,497)          		--
Current notes receivable					                      --		           198,621

	Net cash provided by (used in) operations		   		203,993 	        196,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment		   		     	(144,683)	       (116,951)
Distribution from partnerships					                --	            	16,486
Proceeds from sale of oil and gas and mining
          properties	                            		--		             4,100

Net cash provided by (used in) investing
activities				                                 (144,683)		        (96,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock		   		              	30,000 	         	14,550
Collection of notes receivable			            	   	--		             (5,869)
Repayment of long-term debt				                	(15,341)           		--

Net cash provided by (used in) financing
        activities		                           		14,659 		          8,681

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS					                        73,969	          108,956
CASH AND CASH EQUIVALENTS, beginning of period	$114,150        	$	(33,634)

CASH AND CASH EQUIVALENTS, end of period      	$188,119         $ 	75,323

CASH PAID FOR INTEREST DURING, the period	     $ 	3,217		            --

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

PROPERTIES

Oil and Gas Holdings. The Company's properties are located onshore principally in Texas and Oklahoma. As of August 14, 1997, the Company owns interests in a total of 258 gross (94.84 net) producing wells, of which 213 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising 17,520 gross (4,721 net) acres. The average reserve life of these properties (based on the 1996 producing rate) is estimated to be 26 years as of December 31, 1996.

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

Financial Condition

	Liquidity and Capital Resources

General. The Company incurred a consolidated net loss of $27,163, and net income of $72,614, for the three months ended June 30, 1997 and 1996, respectively. At June 30, 1997, the Company had working capital of approximately $52,414, which was a $305,759 reduction from the $385,173 working capital that the Company had as of June 30, 1996.
The reduction in working capital was due primarily to workover costs, year end audit costs and investments associated with the acquisition of the Taylor properties.


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

During the three months ended June 30, 1997, operating activities provided net cash of approximately $75,012 which, when offset by non-cash expenses for depreciation, depletion, and amortization, decreases in accounts payable and decreases in receivables, resulted in a net profit of approximately $27,163 for the period. In the same period during 1996, operations provided net cash of approximately $25,782, which resulted in a net profit from operations of $72,614. Investing activities required approximately $22,111 and required $43,449 for the three month period ended June 30, 1997, and 1996, respectively.

During the six months ended June 30, 1997, operating activities provided net cash of approximately $203,993 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and increases in receivables, resulted in a net profit of approximately $13,821 for the period. In the same period during 1996, operations provided net cash of approximately $196,641, which resulted in a net profit from operations of $88,842. Investing activities required approximately $144,683 and required $96,365 for the six month period ended June 30, 1997, and 1996, respectively.

Results of Operations

Total revenues for the three months ended June 30, 1997, increased 72% over revenues for the preceding year, well operation fees increased by 45% and other income decreased by 77%.

Lease operations and production expenses were higher for the three months interim period ended June 30, 1997, as compared to the corresponding period a year earlier as a result of the Company's increased level of operations and workover costs. General and administrative expenses decreased slightly for the three month interim period during 1997, as compared to a year earlier.

	PART II
	OTHER INFORMATION




	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a)		Exhibits.

None.

(b)		Reports on Form 8-K.

None.

During the quarter ended June 30, 1997, the Company did not file any report on Form 8-K.

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			FUTURE PETROLEUM CORPORATION
					(Registrant)




Dated:  August 14, 1997	By:               /s/ B. Carl Price
			B. Carl Price, President,
			Principal Financial and Accounting Officer





Dated:  August 14, 1997	By:            /s/ Christie Sirera
				Christie Sirera,
				Secretary