Form 10QSB
period 1997-09-30
FUTURE PETROLEUM CORP/UT/
filed 1997-11-14
CIK 51072

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-QSB

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended  September 30, 1997

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 4,091,779 shares of common stock, par value $0.01 per share, issued and outstanding as of November 14, 1997.

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

		FUTURE PETROLEUM CORPORATION

				Balance Sheets
				September 30, 1997

				ASSETS

CURRENT ASSETS:
Cash and interest-bearing deposits		                   	$	124,674
Current portion of notes receivable			                   	146,177
Trade accounts receivable:
Joint interest billings					                              198,047
Accrued oil and gas sales					                            233,377

	Total Current Assets			                                 	702,275

PROPERTY AND EQUIPMENT:
Proved oil and gas properties, using the full cost method of
	accounting	 			                                         	788,123
Other						  	                                             70,212
						                                                   	858,335
Less accumulated depletion, depreciation, amortization and
	impairment	 			                                        	(210,380)

Net Property and Equipment				                            647,955


Lease operating rights					                               609,113
Less accumulated amortization				                         (47,862)

Net Operating Rights						                               	561,251

OTHER ASSETS:
Mining properties held for sale				                        39,978
Other							                                               10,440
		TOTAL OTHER ASSETS			                                    50,418

TOTAL ASSETS		                                    		$   1,961,899



			FUTURE PETROLEUM CORPORATION

				Balance Sheets
				September 30, 1997

				LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable		                                   	$	166,837
Current portion of notes payable                               23,382
Advances from shareholder                                      35,000
Accrued oil and gas proceeds payable                          349,771

Total Current Liabilities                                     574,990


DEFERRED GAIN ON SALE                                          40,336
DEFERRED TAX LIABILITY                                         32,162

LONG TERM NOTES PAYABLE	                                       13,729

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 200,000 shares authorized,
	no shares issued	                                               --
Common stock, $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding; 4,091,779 at September 30, 1997 and
3,486,779 at September 30, 1996                               40,918
Additional paid-in capital	                                1,292,659
Accumulated deficit                                          (32,895)


Total Stockholders' Equity	                                1,300,682

Total Liabilities and Stockholders' Equity             $   1,961,899

		FUTURE PETROLEUM CORPORATION

				Statement of Operations and Accumulated Deficit


                                               							Three Months Ended
                                                   						September 30,
                                                 						1997       		1996
REVENUES:
Oil and gas sales                              				$	60,417 	    $	14,200
Well operation fees					                             60,204 	     	43,704
Other			                                             		--        		 1,685

	Total Revenues		                                 		120,621 		     59,589

COSTS AND EXPENSES:
Lease operations and production taxes		              56,500       	32,003
General and administrative		                         32,123 	      24,121
Interest					                                         1,004  		       648
Depletion, depreciation and amortization			          28,926 	     	 3,238

	Total Expenses				                                 118,553 		     60,010

OTHER INCOME:
Gain on sale of assets			                           		--	          	30,095
Income from equity investment					                    --		           5,333
Miscellaneous income				                           	 (313)	        	--
Interest income				                                  3,967          	1,452

	Total Other Income			                             	 3,654 	       	36,880

NET INCOME                                   						 5,722		        36,459

BEGINNING ACCUMULATED DEFICIT			                   (38,617)	     	(82,725)

ENDING ACCUMULATED DEFICIT	                     	$	(32,895)	   $  	(46,266)


NET INCOME PER COMMON SHARE		                    $	0.00 	      $	0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING			                             	4,092,000 		  3,487,000


		FUTURE PETROLEUM CORPORATION

				Statement of Operations and Accumulated Deficit


                                               							Nine Months Ended
                                                   							September 30,
                                                 						1997       		1996
REVENUES:
Oil and gas sales                              				$	175,696 	    $	46,824
Well operation fees					                             168,023 	     	134,612
Other			                                              		--        		19,043

	Total Revenues		                                  		343,719 		    200,479

COSTS AND EXPENSES:
Lease operations and production taxes		              147,278       	84,970
General and administrative		                         126,547 	      88,660
Interest					                                          4,221  		     5,387
Depletion, depreciation and amortization			           88,040 	     	 9,739

	Total Expenses				                                  366,086 		    188,756

OTHER INCOME:
Gain on sale of assets			                           		--	          	101,803
Income from equity investment					                    --		          154
Miscellaneous income				                             	29,377 	        	--
Interest income				                                  	12,533       	11,622

	Total Other Income			                              	41,910 	      	113,579

NET INCOME                                     						19,543		       125,301

BEGINNING ACCUMULATED DEFICIT			                    (52,438)	    	(171,567)

ENDING ACCUMULATED DEFICIT	                      	$	(32,895)	    $	(46,266)


NET INCOME PER COMMON SHARE		                    $	0.00 	      $	0.04

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING			                             	4,092,000 		  3,487,000


		FUTURE PETROLEUM CORPORATION
				Statements of Cash Flows

						                                             	Three Months Ended
                                                 							September 30,
                                             						1997	          	1996
CASH FLOWS FROM OPERATING ACTIVATES:
	Net Income			                                  	$	5,722        	$	36,459
Adjustments to reconcile to net cash used in continuing
						operations:
Depreciation, depletion, and amortization			 	   	28,926 	        	 3,238
Gain on sale of assets				                       	--            		(30,095)
Decrease (increase) in receivables				         	(168,392)         (58,337)
(Decrease) increase in accounts payable
 and accrued expenses			                        	 70,412           47,768
Other assets			                                 		(2,712)          		--
Current notes receivable					                      --		            66,376

	Net cash provided by (used in) operations		   		(66,044)		        65,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	    			     	(29,736)	        (18,626)
Reduction of lease operating rights			        			 35,464		           --
Distribution from partnerships					                 --	            	4,459
Proceeds from sale of oil and gas and mining
properties		                                      	--		             --

Net cash provided by (used in) investing
     activities				                                5,728	       	(14,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock				                   	--               	--
Repayment of long-term debt				                 	(3,129)        		(3,616)

Net cash provided by (used in) financing
        activities			                          	 (3,129)		        (3,616)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS					                       (63,445)          47,626
CASH AND CASH EQUIVALENTS, beginning of period	$	188,119       	$	 75,323

CASH AND CASH EQUIVALENTS, end of period 	     $	124,674       	$ 	122,949

CASH PAID FOR INTEREST DURING, the period	     $  	1,004		      $    --

Supplemental information regarding non-cash investing and financing activities:
In January 1997, the Company made an additional investment in Future Acquisition
1995, Ltd., in which they contributed 380,000 shares of common stock valued at $237,500 in exchange for a three percent equity interest in property acquired by the partnership along with the right to operate those acquired properties.


		FUTURE PETROLEUM CORPORATION
				Statements of Cash Flows

						                                             	Nine Months Ended
                                                 							September 30,
                                             						1997	          	1996
CASH FLOWS FROM OPERATING ACTIVATES:
	Net Income			                                  	$	19,543       	$	125,301
Adjustments to reconcile to net cash used in continuing
						operations:
Depreciation, depletion, and amortization		  	   	88,040 	         	 9,739
Gain on sale of assets				                       	--            		(101,803)
Decrease (increase) in receivables				      	   (172,680)	        (112,310)
(Decrease) increase in accounts payable
 and accrued expenses			                        	208,255            76,126
Other assets			                                 		(5,209)          		--
Current notes receivable					                      --		            264,997

	Net cash provided by (used in) operations		   		137,949  	        262,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment		   		     	(174,419)	       (135,577)
Reduction of lease operating rights					         	35,464           		--
Distribution from partnerships					                --	            	20,945
Proceeds from sale of oil and gas and mining
          properties	                            		--		             4,100

Net cash provided by (used in) investing
activities				                                 (138,955)		        (110,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock		   		              	30,000 	          	14,550
Repayment of long-term debt				                	(18,470)          		(9,485)

Net cash provided by (used in) financing
        activities		                           		11,530 		           5,065

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS					                        10,524	           156,582
CASH AND CASH EQUIVALENTS, beginning of period	$114,150        	$ 	(33,634)

CASH AND CASH EQUIVALENTS, end of period      	$124,674         $  122,949

CASH PAID FOR INTEREST DURING, the period	     $ 	4,221		            --

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

As of December 31, 1996, the Company owned approximately 555 million cubic feet of equivalent proved natural gas reserves. Substantially all of the Company's proved reserves are proved developed reserves. Quantities stated as equivalent natural gas reserves are based on a factor of Nine thousand cubic feet ("MCF") of natural gas per barrel of oil.

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

PROPERTIES

Oil and Gas Holdings. The Company's properties are located onshore principally in Texas and Oklahoma. As of November 14, 1997, the Company owns interests in a total of 258 gross (94.84 net) producing wells, of which 213 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising 17,520 gross (4,721 net) acres. The average reserve life of these properties (based on the 1996 producing rate) is estimated to be 26 years as of December 31, 1996.

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

The Company has recently drilled two (2) wells in Moore County, Texas (the Taylor Properties). These wells are currently being completed as producing oil and gas wells.

The Company markets its gas through plants in the Panhandle Field. The high liquid content contained in Panhandle gas enables the Company to participate in two separate markets for its gas thereby allowing the Company to enhance the market value of the gas stream.

Azalea Field. The Company has an interest in twenty-four (24) producing wells and one (1) commercial salt water disposal well in the Azalea Field, located approximately eight (8) miles Southeast of Midland, Texas in Midland County.
It is in the east central portion of the Midland Geological Basin. It is near the edge of the Grayburg-San Andres Self as it swings across the basin from the central basin platform on the west to the eastern shelf on the east. The field is an anticlinal dome caused by drape over of a carbonate bioherm. The leases are on or near the crest of the anticline. The potential pays are in the Grayburg, Permian Age sands and carbonates and the San Andres, also Permian, carbonates (dolomite and limestone). It is the intention of the Company and its partner to drill infill wells to both pay zones and to start a waterflood in order to increase the recovery of oil. Potential increases in production and reserves will increase the Company's reserve base substantially. The Company has completed the drilling of two development wells. The results of these wells indicate that up to 80% of the original oil in place still remains in the reservoir and that a portion of the remaining oil in place can be recovered by a waterflood.


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

Cumberland Field. The Cumberland Field is located in Township 5
South Range 7-East in Bryan and Marshall Counties, Oklahoma. The field has a northwest-southeast orientation and is located on a structural high associated with the southwest fault block (horst) of a large northwest-southeast oriented horst and graben fault system. Cumberland Field has produced over 73 MMBBLS and over 54 MMMCFG. A substantial amount of remaining BBLS of oil should be producible using present day recovery methods and oil prices and improvements in recovery could double or triple this number. Proven gas reserves remaining to be produced are estimated to be at least 30 MMMCFG. The Arbuckle has never been completely tested. It holds potentially great untapped reserves.
Cumberland Field was discovered in 1940 by the Pure (Unocal) #100-1
Quintin Little. Pays range from the Arbuckle Dolomites (Ordovician in age) up through the Simpson Sands, Viola and Hunton Limestones, Woodford Chert and Sycamore Siltstones (Pennsylvanian Age). The
Simpson Sands are the oil reservoirs. They also hold a large share of the gas as attic gas in their gas caps. The Company has obtained oil and gas leases on the flanks of this field. Major oil companies are conducting a extensive 3-D seismic study of this area with the idea of extending this field and further develop the remaining reserves. The Company will be participating in the drilling of a 5900' Viola test which will include four (4) horizontal drain holes. One (1) each for the Sycamore, Woodford, Hunton and Viola Formations.

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

Financial Condition

	Liquidity and Capital Resources

General. The Company incurred a consolidated net income of $5,722, and $36,459, for the three months ended September 30, 1997 and 1996, respectively. At September 30, 1997, the Company had working capital of approximately $127,285, which was a $48,395 increase from the $78,890 working capital that the Company had as of September 30, 1996. This increase in working capital was due primarily to the increase in oil and gas properties under management for Future Acquisition 1995, Ltd., which the Company's subsidiary Future-Texas is General Partner.


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

During the three months ended September 30, 1997, operating activities required net cash of approximately $66,044 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and decreases in receivables, resulted in a net income of approximately $5,722 for the period. In the same period during 1996, operations provided net cash of approximately $65,410, which resulted in a net profit from operations of $36,459. Investing activities provided approximately $5,728 and required $14,168 for the three month period ended September 30, 1997, and 1996, respectively.

During the nine months ended September 30, 1997, operating activities provided net cash of approximately $137,949 which, when offset by non-cash expenses for depreciation, depletion, and amortization, increases in accounts payable and increases in receivables, resulted in a net profit of approximately $19,543 for the period. In the same period during 1996, operations provided net cash of approximately $262,051, which resulted in a net profit from operations of $125,301. Investing activities required approximately $138,955 and required $110,533 for the nine month period ended September 30, 1997, and 1996, respectively.

Results of Operations

Total revenues for the three months ended September 30, 1997, increased 102% over revenues for the preceding year, well operation fees increased by 38% and other income decreased by $1,685.

Lease operations and production expenses were higher for the three months interim period ended September 30, 1997, as compared to the corresponding period a year earlier. General and administrative expenses increased by 33% in the three month interim period during 1997, as compared to a year earlier due to the Company's increased operating activity.

	PART II
	OTHER INFORMATION




	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a)		Exhibits.

None.

(b)		Reports on Form 8-K.

None.

During the quarter ended September 30, 1997, the Company did not file any report on Form 8-K.

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			FUTURE PETROLEUM CORPORATION
					(Registrant)




Dated:  November 14, 1997	By:               /s/ B. Carl Price
			B. Carl Price, President,
			Principal Financial and Accounting Officer





Dated:  November 14, 1997	By:            /s/ Christie Sirera
				Christie Sirera,
				Secretary