Form 10KSB
period 1997-12-31
FUTURE PETROLEUM CORP/UT/
filed 1998-04-15
CIK 51072

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-KSB
(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended December 31, 1997

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's revenues for the most recent fiscal year:  $772,000

The aggregate market value of the Company's voting stock held by nonaffiliates computed at the closing bid price in the over-the-counter market as quoted on the National Association of Securities Dealers Electronic Bulletin Board system on April 15, 1998, was approximately $1,067,245.

As of April 15, 1998, the Company had outstanding 5,847,015 shares of its common stock, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:


Transitional Small Business Disclosure Format Yes X No

PREFACE


Caution Respecting Forward-Looking Information

This annual report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate, " "believe, " "estimate, " "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.
Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Certain Definitions

All defined terms under rule 4-10(a) of Regulation S-X promulgated by the Securities and Exchange commission shall have their statutorily prescribed meanings when used in this report. In addition, the following terms have the meaning set forth below when used herein.

"API" means American Petroleum Institute.
"Bpd" means barrels of oil per day.
"Bbl" means barrel of oil.
"Bcf" means billion cubic feet of natural gas.
"Development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon know to be productive.
"Exploratory well" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.
"MBbl" means thousand barrels of oil.
"MMBbl" means million barrels of oil.
"MMBO" means million barrels of oil.
"MCFG" means thousand cubic feet of natural gas.
"MMMCFG" means billions cubic feet of natural gas.
"COPAS" Council of Petroleum Accountants Societies.
"Proved reserves" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e, prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.
"PV-10 Value" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense or depreciation, depletion and amortization.

	TABLE OF CONTENTS

Item Number and Caption	Page

PART I
1. Business......................................................	  4


2. Properties..................................................... 10

3. Legal Proceedings.............................................. 14


4. Submission of Matters to Vote of Security
Holders..........................................................  14

PART II

5. Market for Registrant's Common Equity and Related Stockholder
Matters..........................................................	15

6. Management's Discussion and Analysis of Financial Condition and
Results of Operations............................................	16

7. Financial Statements and Supplementary Data...................	17

8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.............................................	17

PART III

9. Directors and Executive Officers of the Registrant............	18

10. Executive Compensation.......................................	20

11. Security Ownership of Certain Beneficial Owners and
Management.......................................................	23

12. Certain Relationships and Related Transactions...............	24

13. Exhibits and Reports on Form 8-K.............................	25

PART I

ITEM 1. BUSINESS

THE COMPANY

Future Petroleum Corporation (the "Company") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in Texas and Oklahoma. The Company's principal business strategies include (i) maximizing the value of its existing high-quality, Long-Life reserves through efficient operating and marketing practices, (ii) conducting selective exploratory and development activities, principally in existing areas of operations, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise.

As of December 31, 1997, the Company owned approximately 3,202,166 barrels of oil equivalent proved reserves. Approximately 59% of the Company's proved reserves are proved developed reserves. Quantities stated as equivalent barrels of oil reserves are based on a factor of six thousand cubic feet ("MCF") of natural gas per barrel of oil. See "Reserves."

Strategic Developments

On November 25, 1997, the Company acquired from EnCap Equity 1994,
Ltd, a Texas limited partnership ("EnCap"), Energy Capital Investment Co., PLC, an English investment company ("ECIC"), and Gecko Booty 1994 I, Ltd, a Texas limited partnership ("Gecko Booty") effective as of November 1, 1997, certain properties and partnerships interests consisting of one (1) field area in west Texas, one (1) field area in southeast New Mexico (the "Permian Basin Properties"), three (3) field areas in the Texas Panhandle and one (1) field area in northern Oklahoma. The acquisition was accomplished by the purchase from Gecko Booty of the southeast New Mexico properties, the purchase from EnCap and ECIC of the general and limited partnership interests in BMC Development No. 1 Limited Partnership, a Texas limited partnership which owns a portion of the Texas Panhandle and northern Oklahoma properties, and the purchase from EnCap and ECIC of the limited partnership interests in Future Acquisition 1995, Ltd., a Texas limited partnership of which the Company's Subsidiary, Future Petroleum
Corporation ("Future Texas"), is the general partner and which owns the Texas Panhandle and West Texas properties. The Company formed a new subsidiary created under the laws of the state of Nevada, Future Energy Corporation, to own the limited partnership interests acquired. The general partnership interests and the Gecko Booty properties will be owned by Future Texas. The purchase price for the assets and interests acquired was $6.6 million and 1,575,000 shares of the Company's common stock. The primary producing formations include Grayburg, San Andres and Strawn in the Permian Basin Properties, the Clearfork, Brown Dolomite and Granite
Wash in the Texas Panhandle and Red Fork and Meramecian Chet in northern Oklahoma. The properties include 206 producing oil and natural gas wells on approximately 18,740 gross acres (17,749 net acres).

The Company financed the acquisition of the properties by issuing the sellers promissory notes aggregating $6.6 million and issuing 1,575,000 shares of restricted common stock. Together with the 225,000 shares of the Company's common stock already held by EnCap and ECIC, EnCap and ECIC now own in the aggregate 1,800,000 shares of common stock, representing approximately 30% of the common stock of the Company. The notes carry a 10% per annum interest rate and mature in five and one half (5 1/2) years. Under the terms of the notes the Company will make payments of interest only until June 30, 1998, at which time payments of principal and interest will begin. The Company may prepay the note at anytime without penalty. All of the properties and interests acquired, as well as the other assets of the Company and Future Texas secure the notes.


DEVELOPMENT PROPERTIES

Oil and Gas Holdings. The Company's properties are located onshore principally in Texas, New Mexico and Oklahoma. As of April 15, 1998, the Company owns interests in a total of 277 gross (246 net) producing wells, of which 231 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising 21,795 gross (18,762-net) acres.

TEXAS PANHANDLE

The Company's Texas Panhandle properties offer long lived oil and natural gas reserves and are the core properties of the Company. There are over 30 proved Brown Dolomite, Granite Wash and Moore County Lime development drilling locations. The gas produced is high in Natural Gas Liquids
(NGL) which enables the Company to receive premium prices for its gas sold. In addition, the implementation of advanced hydraulic fracturing to new development wells and refracturing existing wells have proven to recover additional reserves.

Panhandle Field. The Company has an interest in and operates one hundred sixty one (161) wells in the Panhandle of Texas. These wells are located in Gray, Carson, Hutchinson, Moore and Roberts Counties, Texas. Most of the wells are located in the Panhandle Field. This field is on the Amarillo uplift West of the Anadarko Basin. All of the Company's wells produce from the Wolfcamp Brown Dolomite of Permian age and the Pennsylvanian granite wash. Production is primarily oil, natural gas liquids and gas on the uplift. The Company's wells on the Western edge of the Anadarko Basin flanking the uplift are located on anticlines along a structural ridge. These wells produce gas from the same pay zones found on the uplift in the big Panhandle Field.

The Company markets its gas through plants in the Panhandle field.
The high liquid content contained in Panhandle gas enables the Company to participate in two separate markets for its gas thereby allowing the Company to enhance the market value of the gas stream.

NORTH TEXAS

Wichita County Regular Field. The Company owns and operates seventy
(70) wells in the Wichita Regular Field in Wichita County, Texas. The field is on the Bend Arch north of the Fort Worth basin. The pay zones are the Gunsight sand, the Thomas sand and an unconsolidated 600' sand. The
Gunsight sand is presently under waterflood. All of these sands are Pennsylvanian in age. The trap is a combination of statigraphy and structure. The Company is presently performing remedial recompletions, stimulations and improvements to the waterflood.

PERMIAN BASIN

Edmission Clearfork. The Company operates and intends to flood its Edmission Clearfork project in Lubbock County, Texas. Two (2) existing floods that have produced more secondary oil from the waterfloods than they produced under the primary phase of production directly offset the property. The Company has a 100% working interest in this field.

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

Casey Strawn Field.  The Company owns a 33% Working Interest in this
Field in Lea County, New Mexico which is located on a large Penn Reef Trend. There are 4 existing wells and one 3-D seismically identified PUD location.

NORTH CENTRAL OKLAHOMA

Red Fork Trend. The Company owns 1340 proven producing acres on the trend containing 8 producing wells. A recent uphole recompletion in the Oread Formation by an offset operator is producing 600 MCF per day. The Company, after reviewing its own logs on its existing wells, believes that 2 and possibly 4 wells have uphole recompletion potential in the Oread Formation.

EXPLORATION PROPERTIES

Price Ranch Field. The Price Ranch, located in the Texas Panhandle, contains 8390 net acres. Three prospective features have been identified along a producing anticlinal trend using well control and 2-D seismic.
A 3-D seismic survey will be utilized to further delineate the three features and to pick drilling locations.

Caddo Field. The Pure Oil Company discovered the Caddo Field, located along the north edge of the Ardmore Basin, just south of the Arbuckle Mountains on July 14, 1939. It is located in, Carter County, Oklahoma. Production is from the Goddard sandstone, Sycamore limestone, Woodford shale, Hunton limestone, Viola limestone, and 2nd Bromide sandstone. It has produced 3.99 MMBO and 29.9 MMMCFG. Caddo Field is essentially a gas field with a thin oil ring around it. Structurally, the field is an anticlinal fold on a horst block. The Company has obtained oil and gas leases within the oil ring that surrounds the Caddo Field.
One (1) well will initially be drilled to determine if additional wells on 4 more locations are warranted.

Cumberland Field. The Cumberland Field is located in Township 5
South Range 7-East in Bryan and Marshall Counties, Oklahoma. The field has a northwest-southeast orientation and is located on a structural high associated with the southwest fault block (horst) of a large northwest-southeast oriented horst and graben fault system. Cumberland field has produced over 73 MMBBLS and over 54 MMMCFG. A substantial amount of remaining BBLS of oil should be producible using present day recovery methods and oil prices. Proven gas reserves remaining to be produced are estimated to be at least 30 MMMCFG. The Arbuckle has never been completely tested. It holds potentially great-untapped reserves. Cumberland field was discovered in 1940 by the Pure (Unocal) #100-1 Quintin Little. Pays range from the Arbuckle Dolomites (Ordovician in age) up through the Simpson Sands, Viola and Hunton Limestones, Woodford Chert and Sycamore Siltstones (Pennsylvanian age). The Simpson Sands are the oil reservoirs. They also hold a large share of the gas as attic gas in their gas caps.
The Company has obtained oil and gas leases on the flanks of this field. Major oil companies have conducted an extensive 3-D seismic study of this area with the idea of extending this field and further developing the remaining reserves. The Company is currently participating in a well based on this 3-D seismic survey. The well is utilizing directional drilling techniques. Currently, one (1) directional lateral has been completed and drilling is proceeding on a second lateral.

MARKETING

Gas Sales. Current marketing arrangements generally provide the Company with the ability to sell its well deliverability from the Company's fields to major processing plants operated by KN Energy, GPM Gas Corporation, Crescendo Resources, Inc., and Western Gas Company. All of the Company's gas is processed thereby allowing the Company to participate in the liquid rich (NGL's) sales from the tailgate of the plants as well as the residue gas which enhances the value of the full gas stream. The Company's gas is sold under contracts with unexpired terms up to five years. The Company has no fixed delivery commitments.

Oil Sales. The Company's sales of crude oil and condensate are generally made at posted field prices, plus certain bonuses, which are not subject to regulations. Texaco Trading and Transportation, Total Petroleum Corporation, Phillips Petroleum Corporation Navajo Refining Co., Eott Energy Corp., and Diamond Shamrock are the Company's main crude oil purchasers.


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

State Regulation. State statutes and regulations require permits for drilling operations and construction of gathering lines, as well as drilling bonds and reports concerning operations, often creating delays in drilling, completing new wells and connecting completed wells. Texas and other states in which the Company conducts operations also have statutes and regulations governing conservation matters, including regulation of the size of drilling and spacing or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties.
In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements on the ratability of production. Many states including Texas also have regulatory mechanisms that attempt to match monthly production to the market demand for oil and gas. Certain existing statutes or regulations set limits below the rates at which oil and gas is currently produced from wells in which the Company owns an interest or the prices received for its production.

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

Energy Policy Act. The Energy Policy Act of 1992 (the "Energy Act") was enacted to promote vehicle fuel efficiency and the development of renewable energy sources such as hydroelectric, solar, wind and geothermal energy. Other provisions of the Energy Act include initiatives for reducing restrictions on certain natural gas imports and exports and for expanding and deregulating natural gas markets. While these provisions could have a positive impact on the Company's natural gas sales on a long-term basis, any positive impact could be offset by measures promoting the use of alternative energy sources other than natural gas. The impact of the Energy Act on the Company has not been material.

Environmental. The Company's activities are subject to various federal, states and local laws and regulations designed to protect the environment. The Company does not conduct activities offshore. Operations on the Company's onshore properties may generally be liable for clean-up costs to the federal government for up to $50 million for each discharge of oil or hazardous substances under the Federal Clean Water Act, up to $350 million for each oil discharge under the Oil Pollution Act of 1990 and for up to $50 million plus response costs for hazardous substance contamination under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (Superfund).

MINERAL HOLDINGS

General. The Company has interests in a number of properties, none of which is in production. The Company is seeking arrangements with third parties to sublease, joint venture, or sell properties where warranted.

Coarse Gold Claims. Alaska Eldorado Gold Company, a Nevada corporation is a 100% subsidiary of the Company and holds title to 7 placer claims covering approximately 140 acres located northeast of Nome, Alaska, the Coarse Gold claims. The Company plans on drilling and trenching to further delineate gold reserves in the 1998 season.

Eldorado Canyon Properties. 	The Eldorado Canyon Properties consist
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

In March 1994, the Company entered into an agreement to sell to Nevada Pacific Mining Company, Incorporated, Las Vegas, Nevada, an unaffiliated entity, the Eldorado Canyon property for a total of $740,000. The final balance of $160,000 was due and payable on July 1, 1997. The unpaid balance is secured by a deed of trust on the property. The note was in default as of December 31, 1997, as all unpaid principal and interest was due and payable on July 1, 1997.

White Basin Gypsum Prospect. The White Basin Gypsum Prospect consists of 19 contiguous unpatented claims forming a 380-acre site and covering large, high-quality gypsum outcrops. These beds of the Horse Springs formation are 60 to 120 feet thick estimated to contain over 30 million tons of 85 percent gypsum, including considerable tonnage of 95 percent plus.

The gypsum claims are approximately 40 air miles east of Las Vegas, Nevada, 4 miles from the paved North Shore Road between Henderson and Overton, Nevada. Another road gives access to Interstate 15 at a point 30 miles northeast of Las Vegas, which is also on the main line of the Union Pacific Railroad.

Great Eastern/Key West Prospects. The Great Eastern Prospect now consists of 8 unpatented claims located approximately 20 road miles south of the town of Bunkerville, Clark County, Nevada. The prospect contains deposits of copper, nickel and platinum on which several diamond drill holes were drilled by the U. S. Bureau of Mines during World War II. These claims adjoin the Key West patented group, which contains a body of copper-nickel-platinum ore and was a producer of platinum at one time.

The Company formed an agreement with Nevada Nickel & Copper Company, whose patented Key West group adjoins the Company's claims on the west, to pool the properties and seek to sell or lease the properties, with the two companies splitting the proceeds 50-50.

Rights to Unpatented Mining Claims. Various federal and state laws impose requirements designed to reduce the impact of exploration and other field activities on the environment and to require the restoration of the surface following such activities. Such regulations may restrict access to certain areas, preclude significant surface disturbances without first obtaining rights in the property or without first filing a proposed plan of operations with the United States Bureau of Land Management or similar application with the state or other authority if it has jurisdiction of the area, and first obtaining all required consents. There is no assurance that any requisite approvals can be obtained, that the Company's proposed plans might not have to be modified in order to obtain the required approvals, or that delays will not be encountered.

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


GENERAL HISTORY

Future Petroleum Corporation (the "Company") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in Texas, New Mexico and Oklahoma. The Company's strategy has historically been focused on development drilling and exploration activities in or near established production areas. The Company intends to continue its emphasis on development drilling and to augment this strategy with the acquisition of producing oil and gas reserves.

Prior to 1994, the Company, formally known as Intermountain
Exploration Company, was engaged solely in mineral exploration, holding non-producing mineral properties in the western United States. In view of adverse economic conditions experienced by small exploration firms whose properties consist principally of unpatented mining claims, in 1992 the Company made a strategic decision to reduce its mineral activity and to seek diversification. This decision was driven in large measure by recent legislation that imposed substantial annual cash rental fees on unpatented mining claims, thereby increasing the carrying costs of the Company's properties as it continued with minimal exploration while it sought joint venture, leases, or other arrangements with third parties in which they would provide major exploration funding.

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


EMPLOYEES

The Company has eight (8) employees, including two (2) executive officers, all of which are associated with the Company's oil and gas activities. Of the eight (8) employees, two are salaried management personnel, and six are field personnel. The Company also contracts with two independent contractors for engineering, land research and fieldwork.

	ITEM 2. PROPERTIES


OIL AND GAS PROPERTIES

The Company's significant oil and gas properties are located in Gray, Carson, Hutchinson, Roberts, Lubbock, Midland, Moore and Wichita Counties in Texas, and Grant, Bryan, Logan, Marshall, and Carter Counties in Oklahoma. The Company also holds interest in oil and gas properties in Lea County, New Mexico. Generally, production is from depths of less than 12,000 feet. For additional information about these properties, see financial statements.

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

WELL AND ACREAGE

Shown below are tabulations of the productive wells and estimates of the Company's net interest in total proved reserves of crude oil, condensate, natural gas liquids and natural gas as of December 31, 1997, based on information prepared by an independent petroleum engineer. All wells are located in the United States.

                        					PRODUCTIVE WELLS
                  				    Gross   		      Net
                     	___________    ____________
             			Gas	      11             		10
             			Oil	     266       		     236
                 				 ___________		  ____________
             			Totals   277              246


RESERVES

Petroleum engineering is not an exact science and involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Consequently, reserve estimates are imprecise and are subject to change, as additional information becomes available. Estimates based upon shore periods of production may not be reliable as those based upon longer production histories. Further, estimates of oil and gas reserves, of necessity, are projections based on engineering data. As a result of the uncertainties inherent in the interpretation of such data, there can be no assurance that the Company's estimated oil and gas reserves would ultimately be developed. Estimates of the reserves and future net revenues involve projecting future results under current operating and economic conditions. Actual production, revenues, taxes, development expenditures and operating expenses may not occur as estimated. Product prices vary over time due to market forces, which are beyond the Company's control.

                  							PROVED RESERVES
				                                         Oil & Natural
                 						                       Gas Liquids             Gas
                                           ----------------      ------------
                                                (BBLS)		            	(MCF)
Balance, January 1, 1995		                     10,000		           1,170,000
Purchase of minerals in place		                86,000	           	  573,000
Revisions of estimates			                      31,000		             (89,000)
Conveyance of minerals in place
	to limited partnership	                     	(11,000)          	  (350,000)
Production			                                  (3,000)              (84,000)
                                          ----------------      ------------
Balance, January 1, 1996	                     113,000	            1,220,000
Purchase of minerals in place 		                5,000		               --
Abandonment of minerals		                      (3,000)           	 (181,000)
Revisions of previous estimates	             	(56,000)             (767,000)
Production			                                  (7,000)	             (29,000)
                                         ----------------      -------------
Balance, Dec. 31, 1996			                      52,000	              243,000
Purchase of minerals in place	              2,071,000	            6,176,000
Revisions of previous estimates		              89,000             	(220,000)
Production			                                 (33,000)              (60,000)
                                         ---------------       -------------
Balance, December 31, 1997	                 2,179,000     	       6,139,000

The following tables summarize the net production owned by the Company and produced to its interest, less production and royalties due others, for all properties in which the Company had an interest during the periods indicated. The net production to the Company increased during 1997, as a result of the transfer of producing properties from the partnerships acquired in November 1997. (See "ITEM 1. BUSINESS.")

OPERATIONS

ANNUAL PRODUCTION		                   	1997		          1996		           1995

Barrels of oil equivalents (Boe)			   43,000 	        11,833          	17,000
Natural gas (MMcf)				                60,000         	29,000	         	84,000
Natural gas liquids (MBbls)			        18,000		         3,850		          1,650
Oil and condensate (MBbls)			         15,000		         3,150		          1,350

DAILY PRODUCTION
                                        					Year Ended December 31,
                                   			1997           		1996		           1995

Average net daily production
	Gas (mcf)			                         164   		          79		             230
	Oil (bbls)				                        41    		         19		               8
	NGL (bbls)				                        49		             --		              --

Average sales price
	Gas ($ per mcf)		                  $ 1.91	        	 $ 2.82         		 $ 1.59
	Oil ($ per bbl)		                  $15.92 	        	$21.32	         	 $16.63
	NGL ($ per bbl)		                  $13.54		            --		              --

The average production cost per barrel of oil equivalent, which includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes, were $9.74 for 1997, $15.80 for 1996, and $8.88 for 1995. To facilitate comparisons, units of production are expressed in common units, with gas converted to a common unit of oil production on the basis of six mcf of gas for one bbl of oil.

The Company sells gas on a contract basis to one of several purchasers in each of the areas in which it has productive gas wells.
The Company sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells.

LEASEHOLD

The following table sets forth developed and undeveloped acreage owned by the Company as of December 31, 1997.

		       Developed Acreage  	  Undeveloped Acreage  	        Total
         Gross   	  Net  	     Gross  	   Net     	    Gross           Net
        ------------------    --------------------   ---------------------
New
 Mexico    320      107            0         0          320             107
Texas	  	6,832    6,357       10,038     9,791       16,870          16,148
Oklahoma 2,715	   2,340        1,890       167 	      4,605           2,507
        ------------------    -------------------    ----------------------
	Totals	 9,867    8,1804      11,928     9,958       21,795          18,762


DRILLING ACTIVITIES
	The wells drilled by the Company during the periods indicated are summarized in the following table.
			                   			Year Ended December 31,
                  			1997		             	 1996				                1995
                 	Gross	      Net    	Gross      	Net      	Gross         Net
                ------------------   ----------------     --------------------
Development
  Gas (mcf)      	 --        	--	     1          	.15	       --            --
  Oil (bbls)	      2         	2      	2	          .14       	--            --
  Non-productive	  -- 	       --	    --	          --        	--            --
                -----------------   -----------------     --------------------
Totals	            2	         2       3     	     .29       	--            --
                =================   =================     ====================

Exploratory
  Gas            	--	         --	    --	          --        --            	--
  Oil	            1        	.0042   	--	          --	       --	            --
  Non-productive		--         	--	    --          	--	       --             --
                -----------------   ----------------      ---------------------
Totals	           --	       .0042	   --          	--	       --	            --


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

No matters were submitted to a vote of the shareholders during the fourth quarter of 1997.

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

                                      						Bid Quotation
		                                         High     		Low
1997
Quarter ended March 31	            	      $0.875   		$0.1875
Quarter ended June 30	                  		$1.00  		  $0.625
Quarter ended September 30		              $0.9687		  $0.6562
Quarter ended December 31		               $0.625		   $0.25

1996
Quarter ended March 31	            	      $0.1875		  $0.125
Quarter ended June 30		                  	$0.25	    	$0.1875
Quarter ended September 30		              $0.25	     $0.1875
Quarter ended December 31	               	$0.1875	  	$0.15625


As of April 14, 1998, immediately prior to the date of this report, the Company's Stock was quoted on the OTC Electronic Bulletin Board at a closing bid of $0.50.

On April 15, 1998, the Company had approximately 860 shareholders.

Unregistered Sales of Securities

During 1997, the year covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

In November 1997, the Company acquired certain producing properties and partnership interests for $6.6 million and 1,575,000 shares of
restricted Common Stock.   See ITEM 1.  DESCRIPTION OF BUSINESS.

The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in 4(2) thereof.

Each purchaser was provided with business and financial information respecting the Company and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves respecting the Company.

Each of the persons acquiring such securities acknowledged in writing that such person was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption therefrom; that such person must bear the economic risk of the investment for an indefinite period; and that the Company would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on the Company's stock transfer records.

	ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION

General

In November 1997, the Company completed a recapitalization of its balance sheet by issuing new equity and $6.6 million of debt to acquire total proved reserves with a present value, discounted at 10%, of $14.6 million. The recapitalization enhances the Company's ability to compete in the oil and gas industry by substantially increasing its cash flow available for investment and improving its ability to attract capital. The ability to redirect cash flow to acquisition, exploitation, and exploration activities allows the Company to pursue its aggressive growth strategy.

Business Strategy

A primary component of the Company's strategy is to expand its oil and gas development and exploration activities. In addition to developing its existing reserves, the Company will attempt to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and natural gas properties.

What the Company needs to complement its developed, long-lived asset base is a portfolio of properties rich with opportunities for reinvestment in both exploitation and exploration projects. We have chosen to focus on domestic producing basins that will establish for us new core areas of operation. We also desire to operate the properties we acquire because as the operator, we believe we can control the timing of projects and receive the highest possible returns.

The Company does not have a specific acquisition budget because of the unpredictability of the timing and size of forthcoming acquisition activities. There is no assurance that The Company will be able to identify suitable acquisition candidates in the future, or that the Company will be successful in the acquisition of producing properties. In order to finance any possible future acquisitions, the Company will either use borrowings or the Company may seek to obtain additional debt or equity financing in the public or private capital markets. Further, there can be no assurances that any future acquisitions made by the Company will be integrated successfully into the Company's operations or will achieve desired profitability objectives.

Liquidity and Capital Resources

The Company incurred a consolidated net loss of $12,000, and had income of $119,000, for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had negative working capital of $271,000, which was a $159,000 decrease from the $112,000 working capital deficit that the Company had as of December 31, 1996.
This decrease in working capital was due primarily to the current portion of long term debt resulting from the acquisition of proved reserves referred to above. Management believes cash flow from those reserves will be sufficient to eliminate the working capital deficit.

Cash Flow to Operating Activities

Operating activities of the Company during 1997 provided net cash of $154,000. The Company purchased two (2) partnerships and the assets of a third for $6.6 million and 1,575,000 shares of the Company's common stock. Investing activities in 1997 provided net cash of $16,000, primarily due from cash in the purchased partnerships. Financing activities in 1997 provided net cash of $9,000 primarily due to proceeds from the exercise of stock options.

Operating activities of the Company during 1996 provided net cash of $168,000. Such cash was primarily related to oil and gas operations. The Company paid $166,000 for the purchase of property and equipment during 1996, which was offset by proceeds from the sale of mining properties and property and equipment during the year in the amount of $244,000, resulting in net cash provided by investing activities of $105,000.

Results of Operations

	1997 and 1996

Total revenues in 1997 increased to $772,000 from $378,000 in 1996, primarily due to the acquisition of two (2) partnerships and the assets of a third. Production costs increased due to the purchase of the proved reserves. General and administrative expenses increased to $154,000 from $120,000 in 1996. The Company incurred a net loss in 1997 of $12,000 compared to net income of $119,000 in 1996, primarily due to $102,000 being recognized in 1996 for the sale of mining properties, which did not recur in 1997.

	1996 and 1995

Total revenues in 1996 increased to $378,000 from $253,000 in 1995, primarily due to increased prices and new wells drilled in 1996. Production costs increased slightly due to workovers performed.
General and administrative expenses declined to $120,000 from $139,000 in 1995. Net income in 1996 increased to $119,000 from $58,000 in 1995, primarily due to an increase in gains on sales of mining properties and to a decrease in expenses referred to above.

Inflation

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. The Company's oil exploration and production activities are generally affected by prevailing prices for oil, however.
(See"ITEM 1. BUSINESS.")

YEAR 2000 ISSUE

The Company has reviewed its current computer software and hardware systems, and is currently working to resolve the potential problems associated with the Year 2000 and the processing of date sensitive information by such systems. Based on preliminary information, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 issues, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

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
								                                                       		Director
	Name			                       Age			Position	                 	Term Expires
B. Carl Price	          	      39	  	President, Director	           1997
                                     and Treasurer
Don Wm. Reynolds		             72	  	Chairman of the Board,         1997
                                     Director
Robert Price		                 71	  	Vice-President, Director       1999
D. William Reynolds, Jr.       36		  Director			                    1999
Christine Sirera		             28		  Secretary
Charles D. Laudeman	           34		  Director	    	 	               1998

The articles of incorporation of the Company provide that the board of directors shall be divided into three classes of approximately equal size, with the directors in each class elected for a three-year term. Officers serve at the pleasure of the board of directors. Biographical information for each of the executive officers and directors is presented below:

B. Carl Price

B. Carl Price is the president, chief executive officer, director and one of the largest shareholders of the Company. He attended Oklahoma State University where he majored in business. Mr. Price has been a landman since the mid 1980's where he gained much experience by initiating, managing, acquiring and operating oil and gas ventures and properties, which he did with much success. The company was established shortly after the oil and gas business had reached its peak in the late 1970's and early 1980's. Since the Company was established, Future has acquired several producing properties, drilled numerous wells, including directional wells, and has consummated many exploratory and development properties. His management skills have enabled him to assemble a team of qualified Board of Directors each with varied business, management, and political experience. Together with teamwork, confidence, and knowledge, Mr. Price is determined to continue the rapid growth of Future Petroleum Corporation.

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

Christine Sirera

Christine Sirera is the corporate secretary, office administrator and shareholder of the Company. Ms. Sirera joined the Company in 1994 and was appointed corporate secretary in 1996. Ms. Sirera attended Tarrant County Junior College where she majored in business administration. Ms. Sirera has further developed her business skills as an entrepreneur and small business owner.

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

B. Carl Price is the son of Robert Price, and D. William Reynolds, Jr. is the son of Don Wm. Reynolds.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of forms 3, 4 and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no person who, at any time during the most recent fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act, except that Don Wm. Reynolds filed one report less than 5 days late.

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
			Summary Compensation Table
                                                 Long Term Compensation
                    Annual Compensation      Awards                  Payouts
     (a)      (b)    (c)    (d)  (e)      (f)       (g)         (h    (i)
-------------------------------------------------------------------------------
                                 Other               Securities       All Other
                                 Annual   Restricted Underlying       Compen-
              Year               Compen-  Stock      Options/   LTIP  sation
Name and      Ended  Salary Bonus sation  Award(s)   SARs      Payouts
Position      Dec. 31 ($)   ($)  ($)       (#)       (#)        ($)     ($)
-------------------------------------------------------------------------------
B. Carl Price,
(CEO)         1997    $12000 --  $50,300(1) 25832(3) 200,000(2)  --    	--
President,    1996    $12000 --  $21,853(1)  --	       --	       --    	--
Director      1995    $12000 --  $35,000(1)  --        --        --     --
-------------------------------------------------------------------------------

(1) During 1997, 1996 and 1995, Price Oil & Gas Co., which is a company, owned by Mr. Price was paid money for consulting services provided to the Company.

(2) On January 10, 1997, the Company granted to B. Carl Price five-year options to purchase 200,000 shares, respectively, at $0.44275, based on the approximate market price of the Company's common stock on the date of grant.

(3) On November 18, 1997, the Company granted 25,832 shares to Mr. Price.

The following table sets forth information respecting the exercise of options and SARs during the fiscal year ended December 31, 1997, by the named executive officer of the Company and the fiscal year end values of unexercised options and SARs.

     (a)        (b)              (c)        (d)             (e)
                                            Number of       Value of
                                            Securities      Unexercised
                                            Underlying      In-the-Money
                                            Unexercised     Options/SARs
                                            Options/SARS    at FY End ($)
                                            at FY
               Shares                       End (#)
               Acquired         Value       Exercisable/    Exercisable/
     Name      on Exercise (#)  Realized($) Unexercisable   Unexercisable
-----------------------------------------------------------------------
B. Carl Price   --              --          237,720/--      $17,149/--

(1)Options to purchase 150,000 shares of Common Stock at any time through February 25, 1999, at an exercise price of $0.267 per share.
On October 17, 1994, Mr. Price exercised options to acquire 112,280 shares for cancellation of a debt owed to a company owned by Mr. Price in the amount of $29,979.

Employment Agreements, Deferred Salary and Benefits

In November 1997, the Company entered into five-year agreements with the president of the Company and two directors to provide compensation for future services and for rental of certain property used as a storage yard. The minimum annual compensation anticipated by the agreements is $123,600. A portion of the compensation may be paid in stock of the Company, based on the market price of the stock, as specified in the agreements.

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

The Plan is administered by the board of directors or a committee appointed from time to time by the board of directors. Under the Plan, the board or duly appointed committee may grant stock options, which may be incentive stock options ("ISOs") as defined in the Internal Revenue
Code (the "Code"), or options which do not qualify as ISOs, to directors and employees of the Company who, in the opinion of the board or committee, are expected to contribute materially to the Company's success in the future. All employees of the Company are eligible to participate in the Plan. A maximum of 800,000 shares, subject to adjustment for certain events of dilution, are available for grant under the Plan, provided, however, that in no event may the aggregate fair market value of shares of the Company's common stock with respect to which ISO is exercisable for the first time in any calendar year exceed $100,000.

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

On January 10, 1997, the Company granted to B. Carl Price five-year options to purchase 200,000 shares, respectively, at $0.44275, based on the approximate market price of the Company's common stock on the date of grant.

On February 25, 1994, the Company granted to B. Carl Price five-year option to purchase 150,000 shares, respectively, at $0.267 per share (110% of the approximate market price of the Company's common stock on the date of grant).

	ITEM 11. SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of April 15, 1998, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's 5,847,015 shares of Common Stock issued and outstanding, and the name and share holdings of each officer and director and all of the officers and directors as a group:

				                                  Nature of 		       Number of
Name of Person or Group             	Ownership(1)	     Shares Owned		   Percent

Principal Shareholders

B. Carl Price		                      Direct	            1,089,149		      18.6%
2351 W. Northwest Hwy	               Options	             237,720		       3.9%
Suite 2130			                        Total			           1,326,869		      22.5%
Dallas, TX  75220

Don Wm. Reynolds		                   Direct			            653,362		      11.2%
206 Rock Street
Bowie, TX  76230

EnCap  Equity 1994 LP	               Direct			         1,800,000		       30.8%
Energy Capital Investment
Co. PLC
1100 Louisiana, Ste 3150
Houston, TX  77002

Officers and Directors

B. Carl Price		          ------------------See Above--------------------------

Don Wm. Reynolds	       	------------------See Above--------------------------

Robert D. Price		                   Direct(2)			        138,456		         2.4%
				                                Options			           50,000         		0.8%
		                                		Total			            188,456		         3.2%

D. William Reynolds, Jr.            Direct			               733	         	0.0%

Christine Sirera		                  Direct		        	    16,808	         	0.3%
				                                Options	       		    40,000		         0.7%
				                                Total			             56,808         		1.0%

Charles D. Laudeman	                Direct			            14,017		         0.2%
			                                	Options       			    20,000		         0.3%
			                                	Total	         		    34,017	         	0.6%

All Executive Officers             	Direct		         	1,912,525	        	32.7%
& Directors as a Group 	            Options	       		   347,720       		  5.9%
(5 people)		                       	Total          			2,260,245        		38.6%

(1)Shares owned directly are owned beneficially and of record and such record shareholder has sole voting, except as provided herein, investment and dispositive power.

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

Future Acquisition 1995, Ltd.

In November 1997 the Company acquired the limited partners' interest in Future Acquisition 1995, Ltd., in exchange for a note and stock in the Company. (See Note 4.) During 1997, the Company earned $163,000 in well operation fees from operating the wells of the partnership.

Price Oil & Gas Co.

Additionally, as of December 31, 1997, the Company owes a company owned by the president of the Company approximately $27,000 for accrued consulting fees and operating advances. The operating advances of $6,000 are short-term, non-interest bearing, uncollateralized obligations of the Company.

	ITEM 13. EXHIBITS REPORTS ON FORM 8-K


(a)(1)	Financial Statements.  The following statements are included in this report:

     Title of Document						                            	            		Page

	Independent Auditor's Report						                                    	F-1

	Consolidated Balance Sheet as of December 31, 1997 		                 	F-2

	Consolidated Statements of Operations for the Years Ended
	December 31, 1997 and 1996 						                                     	F-4

	Consolidated Statement of Changes in Stockholders' Equity for the
	Period from January 1, 1996, through December 31, 1997               		F-5

	Consolidated Statements of Cash Flows for the Years Ended
	December 31, 1997 and 1996							                                      F-6

	Notes to Consolidated Financial Statements			                         	F-7


(a)(3) Exhibits. The following exhibits are included as part of this report. (See exhibit index in separate exhibit volume):

            		SEC
Exhibit    	Reference
Number	      Number			  Title of Document			                     Location

Item 3.			             	Articles of Incorporation and Bylaws
3.01          3         Articles of Restatement of the
				                   	Articles of Incorporation               Incorporated
                                                                by Reference(2)
3.02          3         Bylaws                                  Incorporated
                                                                by Reference(2)
Item 10.				            Material Contracts
10.01        10         Oil, Gas and Mineral Lease dated
                        November 1, 1990 between the
                        Company and Robert D. Price and
                        Martha Ann Price relating to the
                        lease of the Price Ranch                Incorporated
                                                               by Reference(2)
10.02        10         Acquisition Agreement and related
                        Promissory Note and Deed of trust
                        dated March 4, 1994, related to
                        Eldorado Canyon property                 Incorporated
                                                               by Reference(2)
10.03        10         Promissory Note dated November 25,
                        1997, from the Company to Energy
                        Capital Investment Company, PLC          Incorporated
                                                               by Reference(3)
10.04        10         Promissory Note dated November 25,
                        1997, from the Company to EnCap
                        Equity 1197 Limited Partnership          Incorporated
                                                               by Reference(3)
10.05        10         Promissory Note Dated November 25,
                        1997, from the Company to Gecko
                        Booty 1994 I Limited Partnership         Incorporated
                                                               by Reference(3)
10.06        10         Registration Rights Agreement
                        dated November 25, 1997, by the
                        Company, Energy Capital Investment
                        Company, PLC, and EnCap Equity 1994
                        Limited Partnership                      Incorporated
                                                               by Reference(3)
10.07        10         Voting Agreement dated November 25,
                        1997 by B. Carl Price, Don Wm.
                        Reynolds, Energy Capital Investment
                        Company, PLC, and EnCap Equity 1994
                        Limited Partnership                      Incorporated
                                                               by Reference(3)
Item 21.				Subsidiaries of the Registrant

21.01        21         Schedule of Subsidiaries                 This Filing

Item 27				Financial Data

27.01        27         Financial Data Schedules                 This Filing

(1) Incorporated by reference from the Company's current report on form 8-K dated September 16, 1993.
(2) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1996.
(3) Incorporated by reference from the Company's current report on form 8-K dated November 25, 1997.

* Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on form 8-K.

	During the last quarter of the fiscal year ended December 31, 1997, the Company filed reports on Form 8-K as follows:

		Date of Event Reported				     	Item Reported

  November 25, 1997					          Item 2. Acquisition or Disposition of Assets
                           							Item 7. Financial Statements



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this amendment to its annual report on form 10-KSB to be signed on its behalf by the undersigned; thereunto duly authorized, this 15th day of April, 1998.

							FUTURE PETROLEUM CORPORATION
							(Registrant)


						By	/s/ B. Carl Price
						     B. Carl Price, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-KSB was signed by the following persons in the capacities stated on the 15th day of April, 1998.




			/s/ B. Carl Price
B. Carl Price, President and Director
(Chief executive and principal financial and accounting officer)




			/s/ Christine Sirera
Christine Sirera, Corporate Secretary




		/s/ Don Wm. Reynolds
Don Wm. Reynolds, Director (Chairman of the Board)




		/s/ Robert D. Price
Robert D. Price, Vice-President, Director




		/s/ D. William Reynolds, Jr.
D. William Reynolds, Jr., Director




             /s/ Charles D. Laudeman
Charles D. Laudeman, Director

Date Filed: April 15, 1998	SEC File No. 0-8609
-------------------------------------------------------------------------




	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549


	-----------------------------


	EXHIBITS

	TO

	ANNUAL REPORT ON FORM 10-KSB

	UNDER

	THE SECURITIES EXCHANGE ACT OF 1934


	-----------------------------



	FUTURE PETROLEUM CORPORATION

EXHIBIT INDEX

	        	SEC
Exhibit	 Reference
Number   	Number		  	Title of Document		                     	Location


Item 3.				           Articles of Incorporation and Bylaws
3.01        3         Articles of Restatement of the
				                 	Articles of Incorporation                Incorporated
                                                              by Reference(2)
3.02        3         Bylaws                                   Incorporated
                                                              by Reference(2)
Item 10.				          Material Contracts

10.01      10         Oil, Gas and Mineral Lease dated
                      November 1, 1990 between the
                      Company and Robert D. Price and
                      Martha Ann Price relating to the
                      lease of the Price Ranch                 Incorporated
                                                              by Reference(2)

10.02      10         Acquisition Agreement and related
                      Promissory Note and Deed of trust
                      dated March 4, 1994, related to
                      Eldorado Canyon property                 Incorporated
                                                              by Reference(2)

10.03      10         Promissory Note dated November 25,
                      1997, from the Company to Energy
                      Capital Investment Company, PLC          Incorporated
                                                              by Reference(3)

10.04      10         Promissory Note dated November 25,
                      1997, from the Company to EnCap
                      Equity 1197 Limited Partnership          Incorporated
                                                              by Reference(3)

10.05      10          Promissory Note Dated November 25,
                       1997, from the Company to Gecko
                       Booty 1994 I Limited Partnership         Incorporated
                                                               by Reference(3)
10.06      10          Registration Rights Agreement
                       dated November 25, 1997, by the
                       Company, Energy Capital Investment
                       Company, PLC, and EnCap Equity 1994
                       Limited Partnership                      Incorporated
                                                               by Reference(3)

10.07      10          Voting Agreement dated November 25,
                       1997 by B. Carl Price, Don Wm.
                       Reynolds, Energy Capital Investment
                       Company, PLC, and EnCap Equity 1994
                       Limited Partnership                      Incorporated
                                                               by Reference(3)

Item 21.			           	Subsidiaries of the Registrant

21.01      21          Schedule of Subsidiaries                 This Filing

Item 27		            		Financial Data

27.01      27          Financial Data Schedules                 This Filing

(4) Incorporated by reference from the Company's current report on form 8-K dated September 16, 1993.
(5) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1996.
(6) Incorporated by reference from the Company's current report on form 8-K dated November 25, 1997.

* Indicated management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	Reports on form 8-K.

	During the last quarter of the fiscal year ended December 31, 1997, the Company filed reports on Form 8-K as follows:

		Date of Event Reported	    				Item Reported

  November 25, 1997					         Item 2. Acquisition or Disposition of Assets
                          							Item 7. Financial Statements

                         EXHIBIT 21

Schedule of Subsidiaries is as follows:

	Future Petroleum Corporation, a Texas corporation
	Alaska Eldordo Gold, a Nevada corporation
	Future Energy Corporation, a Nevada corporation

                         EXHIBIT 27

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Future Petroleum Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Future Petroleum Corporation as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Future Petroleum Corporation as of December 31, 1997, and the results of its consolidated operations and cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

March 20, 1998
Dallas, Texas

                    FUTURE PETROLEUM CORPORTION
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1997
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $      293,000
  Trade accounts receivable, no allowance
    for doubtful accounts
     considered necessary:
      Joint interest billings                                 9,000
      Accrued oil and gas sales                             269,000
                                                      -------------
         			Total current assets                            571,000

PROPERTY AND EQUIPMENT:

  Proved oil and gas properties, full cost method        12,134,000
  Other                                                      44,000
                                                      -------------
              	Total property and equipment              12,178,000
  Less accumulated depletion, depreciation,
   amortization and impairment                             (330,000)
                                                      -------------
       		Net property and equipment                      11,848,000

OTHER ASSETS:

 	Note receivable, net of allowance of$53,000                93,000
 	Lease operating rights, net of
       accumulated amortization of $32,000                   96,000
 	Mining properties held for sale                            40,000
	 Other                                                      31,000
                                                      -------------
			       Total assets                                $  12,679,000
                                                      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 	Current portion of long-term debt                       $504,000
	 Trade accounts payable                                   233,000
 	Accrued oil and gas proceeds payable                      59,000
 	Advance from related party                                 6,000
 	Deferred gain                                             40,000
                                                      ------------
                   Total current liabilities               842,000


LONG-TERM DEBT, less current portion                     6,133,000


DEFERRED TAX LIABILITY                                   1,298,000


COMMITMENT (Note 10)


STOCKHOLDERS' EQUITY:

 	Preferred stock, $.01 par value, 200,000
   shares authorized, no shares issued                       --
	 Common stock, $.01 par value; 30,000,000 shares
   authorized; 5,678,779 shares issued and outstanding      57,000
 	Additional paid-in capital                             4,413,000
 	Accumulated deficit                                      (64,000)
                                                     -------------
                  Total stockholders' equity             4,406,000
          			Total liabilities and
              stockholders' equity                   $  12,679,000
                                                     =============
                See accompanying notes to these financial statements

                  FUTURE PETROLEUM CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                             YEARS ENDED DECEMBER 31,
                                             -------------------------
1997 1996
                                             ----------        ----------
REVENUES:
  Oil and gas sales                          $  596,000        $  224,000
  Well operation fees                           176,000           154,000
                                             ----------        ----------
	         	Total revenues                       772,000           378,000

COSTS AND EXPENSES:
  Lease operations and production taxes         419,000           187,000
  General and administrative                    154,000           120,000
  Depletion, depreciation and amortization      191,000            99,000
  Interest                                       69,000             6,000
                                             ----------         ---------
            Total expenses                      833,000           412,000

OTHER INCOME:
  Gain on sales of assets                         --              102,000
  Interest income                                14,000            42,000
  Miscellaneous income                           28,000            41,000
                                             ----------         ---------
            Total other income                   42,000           185,000

INCOME (LOSS) BEFORE INCOME TAXES               (19,000)          151,000

DEFERRED INCOME TAX (EXPENSE) BENEFIT             7,000           (32,000)
                                             ----------         ---------
NET INCOME (LOSS)                            $  (12,000)        $ 119,000
                                             ==========         =========
NET INCOME (LOSS) PER COMMON SHARE (basic and
         diluted)                            $     -            $     .03
                                             ==========         =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                 4,280,000         3,472,000
                                             ==========         =========

                 See accompanying notes to these financial statements

                  FUTURE PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 1997

                                       Additional                  Total
                     Common Stock      Paid-In    Accumulated  Stockholders'
                   Shares     Amount   Capital     Deficit         Equity
                   --------------------------------------------------------
BALANCES,
 JANUARY 1, 1996   3,426,903  $35,000  $1,016,000  $(171,000)  $  880,000

Shares issued for
options exercised     59,876    --         15,000      --          15,000
Net income             --       --          --       119,000      119,000
                   --------------------------------------------------------
BALANCES,
DECEMBER 31, 1996  3,486,779   35,000   1,031,000    (52,000)   1,014,000


Shares issued for
 options exercised   200,000    2,000      28,000       --         30,000
Shares issued for
  oil and gas
   properties      1,980,000   20,000   3,349,000       --      3,369,000
Shares issued for
  services            12,000     --         5,000       --          5,000
Net loss               --        --          --      (12,000)     (12,000)
                    --------------------------------------------------------
BALANCES,
 DECEMBER 31, 1997 5,678,779  $57,000  $4,413,000   $(64,000)  $4,406,000


                See accompanying notes to these financial statements.

                       FUTURE PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                   1997           1996
                                                   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  (12,000)    $  119,000
  Adjustments to reconcile to net cash from
   operations:
    Depletion, depreciation and amortization          191,000         99,000
    Reserve for bad debts                              53,000           --
    Gain on sale of assets                              --          (102,000)
    Stock issued for services                           5,000           --
    Change in trade accounts receivable               (31,000)      (122,000)
    Change in accounts payable and accrued
     liabilities                                      (28,000)        98,000
    Deferred income taxes                              (7,000)        32,000
    Change in related party payable                   (20,000)        41,000
    Other                                               3,000          3,000
                                                   ----------      ---------
                   Net cash provided by operations    154,000        168,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                (182,000)      (166,000)
  Proceeds from sale of mining properties and
   collection of associated notes receivable           12,000        244,000
  Cash in Partnerships upon acquisition               186,000           --
  Other                                                 --            27,000
                                                   ----------      ---------
                 Net cash provided by
                  investing activities                 16,000        105,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                           --            28,000
  Repayments of notes payable                        (21,000)       (153,000)
  Proceeds from exercise of stock options             30,000            --
  Change in overdrafts payable                         --            (34,000)
                                                   ---------       ----------
                 Net cash provided (used) by
                  financing activities                 9,000        (159,000)
                                                   ---------       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS              179,000         114,000

CASH AND CASH EQUIVALENTS, beginning of year         114,000           --

CASH AND CASH EQUIVALENTS, end of year             $ 293,000       $ 114,000
                                                   =========       ==========
SUPPLEMENTAL INFORMATION -
 Cash paid during the year for interest            $  69,000       $   6,000
                                                   =========       ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES - In 1997, the Company acquired interests in oil and gas partnerships and oil and gas properties for notes payable of $6,600,000 and common stock valued at $3,369,000.
In 1996, a related party exercised options for 59,876 shares of common stock in exchange for the payment of a liability in the amount of $15,000.
In 1996, the Company's oil and gas properties increased $190,000 based on its share of Partnership property additions funded by the limited partner.

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

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alaska Eldorado Gold Company, Future Energy Corporation and Future Petroleum Corporation of Texas. In addition, the financial statements include the accounts of Future Acquisition 1995, Ltd. and BMC Development No. 1, Ltd. (the Partnerships). As of December 31, 1997, FPC and a subsidiary held 100% of the ownership interests of the Partnerships (see Note 4). Inter-company accounts and transactions are eliminated in consolidation.

Oil and Gas Properties
The Company uses the full cost method of accounting for its oil and gas properties. The Company's properties are all located in the continental United States, primarily Texas, Oklahoma, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool". Such costs include those related to lease acquisitions, drilling and equipping of productive and non-productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. During the years ended December 31, 1997, and 1996, internal costs capitalized into the full cost pool were approximately $82,000 and $81,000, respectively.
Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves.

Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects.

Depletion, depreciation, and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization per equivalent mcf of natural gas was approximately $.68 and $1.39 for the years ended December 31, 1997 and 1996, respectively.

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

                      FUTURE PETROLEUM COPORATION
                NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

Income Taxes
The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires that deferred income taxes be recorded for the temporary differences between the tax and financial statement bases of assets and liabilities and adjusted when new tax rates are enacted.

Net Income (Loss) Per Common Share
Net income or loss per common share is based on the weighted average number of common shares outstanding. The Company's common stock equivalents, which consisted of stock options and warrants, were anti-dilutive in 1997 and 1996. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which prescribes certain changes in the method of calculating earnings or loss per share. The Company applied SFAS No. 128 to both its 1997 and 1996 financial statements, and it had an immaterial effect on those statements.

Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and unrestricted interest bearing deposits with original maturities of three months or less to be cash equivalents.

Use of Estimates and Certain Significant Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amounts at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

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

2.  NOTE RECEIVABLE

The Company has a note receivable at December 31, 1997 with a balance of $93,000, net of an allowance of $53,000. The note bears interest at 8% (15% if the note is in default), and is collateralized by a deed of trust on a mining property. The note was in default as of December 31, 1997 as all unpaid principal and interest was due and payable on July 1, 1997. The note arose from the sale of mining properties during 1994. Due to the terms of the sale, the gain was deferred and recorded as a liability, which is amortized into income as the note is collected. The balance of the deferred gain at December 31, 1997 is $40,000. The gain associated with this note that was amortized into income was $0 and $26,000 in 1997 and 1996, respectively.

                  FUTURE PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  RELATED PARTY TRANSACTIONS

Included in well operation fees in 1997 and 1996 is $163,000 and $134,000, respectively earned from operating the wells of FAQ (see Note 4) prior to the Company's acquisition of the other interests in FAQ.

As of December 31, 1997, the Company owes a company owned by the president of the Company approximately $27,000 for accrued consulting fees and operating advances. The operating advances of $6,000 are short-term, non-interest bearing, uncollateralized obligations of the Company.

4.  INVESTMENT IN PARTNERSHIP AND ACQUISITIONS

In December 1995, the Company contributed a substantial portion of its oil and gas properties to Future Acquisition 1995, Ltd. (FAQ), a limited partnership in which the Company is the general partner. As a result of entering into the partnership, the Company became the operator of a majority of the partnership properties. The Company's investment was recorded at book value and was allocated to oil and gas properties and lease operating rights based on the relative fair values of those assets. The limited partners contributed cash, which was used to acquire and develop oil and gas properties. Through October 1997, revenues and costs and expenses were generally allocated either 15% and 85% or 3% and 97% to the Company and the limited partners, respectively, depending on the property. Certain acquisition and development costs were allocated 100% to the limited partners.
The Company accounted for its investment in FAQ as a pro rata consolidation prior to the Company's acquisition of the remaining interest in FAQ, which is described below.

The carrying value of the operating rights are amortized over the estimated life of the partnership's oil and gas reserves. The amortization was $10,000 and $22,000 in 1997 and 1996, respectively and is included in "depletion, depreciation and amortization" in the accompanying statements of operations.

In November 1997, the Company purchased all the limited partners' interest in FAQ, 100% of the BMC Development No. 1, Ltd. Partnership
(BMC) and all the assets of a third partnership for a total of $6,600,000 in notes payable and 1,575,000 shares of the Company's common stock. The limited partners of FAQ were also the principal owners of the interests in BMC and the other partnership. The acquisition was accounted for as a purchase and the operations of the acquired assets are included with those of the Company beginning in November 1997. The stock was recorded at $3,131,000 based on the estimated fair market values of the net assets acquired. The fair market values were estimated primarily by reference to appraisals that were obtained for the oil and gas properties. In connection with the acquisition of FAQ, the Company acquired certain of the property interests to which it had previously assigned value to the associated lease operating rights. The estimated value of the loss of such third party operating rights was considered to be part of the consideration paid for the net assets acquired. The amount of $267,000 was thus transferred from lease operating rights to oil and gas properties in the recording of the acquisition. The following unaudited pro forma information is presented as if the interests in the Partnerships and the oil and gas properties had been acquired at the beginning of the respective periods:


                                    1997            1996
Revenues                            $  2,743,000    $  2,187,000
Net loss                            $    (64,000)   $   (118,000)
Net loss per share                  $       (.01)   $       (.02)

                       FUTURE PETROLEUM CORPORTION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LONG-TERM DEBT

Long-term debt at December 31, 1997 consisted of the following:

Note payable to a stockholder, interest at 10%, monthly payments of interest only from November 1997 through May 1998, then monthly principal payments of $34,395 plus interest through May 31, 2003, with a final payment of $1,238,235 on May 31, 2003. Collateralized by deeds of trust on all current and subsequently acquired properties
of the Company and the Partnerships.           $  3,302,000

Note payable to a stockholder, interest at 10%, monthly payments of interest only from November 1997 through May 1998, then monthly principal payments of $32,531 plus interest through May 31, 2003, with a final payment of $1,171,141 on May 31, 2003. Collateralized by deeds of trust on all current and subsequently acquired properties
of the Company and the Partnerships.              3,123,000

Note payable to a partnership, interest at 10%, monthly payments of interest only from November 1997 through May 1998, then monthly principal payments of $1,823 plus interest through May 31, 2003, with a final payment of $65,620 on May 31, 2003. Collateralized by deeds of trust on certain oil and gas properties.

                                                    175,000
Other notes payable, various terms                   37,000
                                                 ----------
Total                                             6,637,000
Less current portion                               (504,000)
                                                 ----------
Long-term debt                                   $6,133,000
                                                 ==========

Maturities of long-term debt for the years ending December 31, 1997 are as follows:


1998                                             $  504,000
1999                                                832,000
2000                                                832,000
2001                                                825,000
2002                                                825,000
Thereafter                                        2,819,000
                                                 ----------
                                                 $6,637,000

6.  STOCKHOLDERS' EQUITY

The Company has 200,000 shares of preferred stock authorized with a par value of $.01. No shares were issued or outstanding at December 31, 1997. The preferred shares may be issued in series with the relative rights and preferences designated by the Company's board of directors.

In 1997, the Company issued 405,000 shares, valued at $237,500, as part of its contribution for certain properties acquired by FAQ (see Note 4).

                        FUTURE PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the purchase of certain oil and gas properties in 1995, the Company issued warrants to purchase 50,000 shares to the seller as part of the transaction. Warrants to purchase 25,000 shares were not exercised prior to expiration in December 1997; warrants to purchase 12,500 shares have an exercise price of $2 per share and are exercisable until December 2000; and warrants to purchase 12,500 shares have an exercise price of $3 per share and are exercisable until December 2000.

In 1996 and 1995, the Company issued warrants to the limited partners in FAQ to purchase 287,500 shares of the Company's common stock for $1.00 per share. The warrants were canceled in connection with the acquisition in 1997 (see Note 4).

7.  STOCK BASED COMPENSATION

Stock Option Plans
The Company has a stock option plan, under which key employees may be granted options to purchase the Company's common stock at prices equal to market value at the date of grant (110% of market value for stockholders with more than 10% of the outstanding stock). The options may be exercised anytime within five years of grant.

The following is a summary of activity under this stock option plan for the years ended December 31, 1997 and 1996:

                                      1997                     1996
                             --------------------      ------------------
                                        Weighted                 Weighted
                                        Average                  Average
                             Number     Exercise       Number    Exercise
                            of Shares   Price         of Shares  Price
                           ----------   ---------     ---------  ---------
Outstanding, beginning
     of year                  297,844   $     .20     137,720    $     .25

Canceled or expired             --            --         --            --

Granted                       290,000         .45     220,000          .18
Exercised                    (200,000)        .15     (59,876)         .24
                           -----------  ---------     ---------  ---------
Outstanding, end of year      387,844   $     .41     297,844    $     .20

All the options outstanding at December 31, 1997, and those exercised during 1997, were granted to officers or stockholders of the Company. For all options granted during 1997 and 1996, the market price of the Company's common stock on the grant date was approximately equal to the exercise price.

                         FUTURE PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If not previously exercised, options outstanding at December 31, 1997 will expire as follows:


                                             Weighted
                                             Average
                             Number          Exercise
                            of Shares        Price
                          -------------    -----------
            1999              77,844       $     .26
            2001              20,000             .44
            2001             290,000             .45
                          -------------
            Total            387,844
                          =============


Warrants and Other Stock Options
The Company has also granted warrants and other options which are summarized as follows for the years ended December 31, 1997 and 1996.

                              1997                              1996
                             --------------------      ------------------
                                        Weighted                 Weighted
                                        Average                  Average
                             Number     Exercise       Number    Exercise
                            of Shares   Price         of Shares  Price
                           ----------   ---------     ---------  ---------
Outstanding,
     beginning of year        337,500   $    1.12       300,000  $    1.13
Granted to:
  Limited partners of FAQ       --            --         37,500       1.00
Expired or canceled          (312,500)       1.00          --          --
                           -----------  ---------     ---------   ---------
Outstanding, end of year       25,000   $    2.50       337,500   $   1.12
                           ===========  =========     =========   =========

All outstanding warrants and other options were exercisable at December 31, 1997. If not previously exercised, all warrants and other options outstanding at December 31, 1997 will expire in the year 2000.

The exercise price exceeded the market price of the Company's common stock on the grant date for the warrants and other stock options granted during 1996. No warrants or other stock options were granted in 1997.

Pro Forma Stock-Based Compensation Disclosures
As described in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options.
Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's 1997 and 1996 net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                       FUTURE PETROLEUM CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        1997                   1996
                                   -------------          -------------
Net income (loss) applicable
 to common stockholders:
  As reported                      $     (12,000)         $     119,000
                                   =============          =============
  Pro forma                        $     (39,000)         $     103,000
                                   =============          =============
Net income (loss) per share
 of common stock:
 As reported                       $        -             $        0.03
                                   =============          =============
Pro forma                          $        (.01)         $        0.03
                                   =============          =============

The estimated fair value of each employee option and warrant granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             Year Ended December 31,
                                              1997           1996
                                          -------------   -------------
Expected volatility                         64% to 102%         62%
Risk-free interest rate                   6.13% to 6.5%   6.13% to 6.63%
Expected dividends                              --              --
Expected terms (in years)                       5                5

8.  INCOME TAXES

A reconciliation of income tax expense at the Federal statutory rate of 34% to income tax expense reported in the accompanying consolidated statements of operations follows:

                                                    1997          1996
                                                  ---------    ---------
Income tax expense (benefit) at statutory rate    $ (7,000)    $  51,000
Effect of graduated tax brackets                     --          (19,000)
                                                  ---------    ---------
                                                  $ (7,000)    $  32,000

The components of the Company's deferred tax liability as of December 31, 1997 and 1996 are as follows:

                                                   1997          1996
                                                  -----------   ---------
Difference in bases of oil and gas properties     $(1,518,000)  $(215,000)
Net operating loss and other                          220,000     183,000
                                                  -----------   ---------
Net deferred tax liability                        $(1,298,000)  $ (32,000)
                                                  ===========   =========

At December 31, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $580,000, which will expire if unused in 2006 through 2008. The Company has approximately $1,140,000 of additional net operating loss carryforwards that are subject to substantial limitations under Section 382 of the Internal Revenue Code.

                       FUTURE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ENVIRONMENTAL MATTERS

Being engaged in oil and gas development, the Company may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation would most likely fall upon the Company. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

10.  COMMITMENTS

The Company leases its office space subject to a noncancellable operating lease agreement which will expire in December 1998. Future minimum rental payments under the operating lease are approximately $23,000 per year. The Company incurred rent expense of approximately $12,000 for each year ended December 31, 1997 and 1996.

In November 1997, the Company entered into five year agreements with the president of the Company and two directors to provide compensation for future services and for rental of certain property used as a storage yard. The minimum annual compensation anticipated by the agreements is a total of $123,600. A portion of the compensation may be paid in stock of the Company, based on the market price of the stock, as specified in the agreements.

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

The Company occasionally has cash deposits in excess of FDIC insurance limits. The Company had deposits in one bank at December 31, 1997 that were $113,000 in excess of such limits. The Company believes any risk of loss is remote.

Management estimates the market values of notes receivable and payable based on expected cash flows and believes those market values approximate carrying values at December 31, 1997.

                        FUTURE PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	MAJOR CUSTOMERS

In 1997, one purchaser accounted for approximately 10% of the Company's revenues. One purchaser accounted for approximately 16% of the Company's revenues in 1996.

13.  FINANCIAL DATA FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

                                                 Year Ended December 31,
                                                  1997            1996
                                                -----------    ----------
Costs incurred in oil and gas producing
  activities:
 Acquisition of proved properties               $11,265,000    $   56,000
 Acquisition of unproved properties                   --           44,000
 Development costs                                   41,000       256,000
                                                -----------    ----------
   Total                                        $11,306,000    $  356,000
                                                ===========    ==========
Net capitalized costs related to oil and
  gas producing activities:
 Proved properties                              $12,134,000    $  653,000
	Less accumulated depletion,
  depreciation, amortization and impairment        (288,000)     (111,000)
                                                -----------    ----------
	Net oil and gas property costs                 $11,846,000    $  542,000
                                                ===========    ==========

14.	OIL AND GAS RESERVE DATA (UNAUDITED)

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate, natural gas liquids and natural gas, all of which are domestic reserves:

                                            Oil and Natural     Natural
                                             Gas Liquids          Gas
                                            ---------------   -----------
                                               (BBLS)            (MCF)
                                            ---------------   -----------
Balance January 1, 1996                         113,000         1,220,000
Purchase of minerals in place                     5,000             --
Abandonment of minerals                          (3,000)         (181,000)
Revisions of estimates                          (56,000)         (767,000)
Production                                       (7,000)          (29,000)
                                             -----------       -----------
Balance, December 31, 1996                       52,000           243,000
Purchase of minerals in place                 2,071,000         6,176,000
Revisions of previous estimates                  89,000          (220,000)
Production                                      (33,000)          (60,000)
                                             -----------       -----------
Balance, December 31, 1997                    2,179,000         6,139,000
                                             ===========       ===========

At December 31, 1997 and 1996, respectively, 1,306,000 and 52,000 barrels of oil and natural gas liquids and 4,355,000 and 243,000 mcf of natural gas were classified as proved developed.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas liquids and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable

                        FUTURE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

15.  STANDARDIZED MEASURE OF CHANGES IN FUTURE NET REVENUES (UNAUDITED)

The standardized measure of discounted future net cash flows at December
31, 1997 and 1996 relating 	to proved oil and gas reserves is set forth
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

                                                  Year Ended December 31,
                                                  1997            1996
                                                -----------    ----------
Future cash inflows                             $50,183,000    $2,038,000
Future production costs                         (19,139,000)   (1,022,000)
Future development costs                         (3,122,000)        --
Future income tax expense                        (7,408,000)      (48,000)
                                                -----------    ----------
Future net cash flows                            20,514,000       968,000
10% annual discount for estimated timing of
   cash flows                                    (9,231,000)     (308,000)
                                                -----------    ----------
Standardized measure of discounted future
 net cash flows                                 $11,283,000    $  660,000

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:


                                                  Year Ended December 31,
                                                  1997            1996
                                                -----------    ----------
Sale of oil and gas produced, net of
  production costs                              $  (177,000)   $  (37,000)
Purchase of minerals in place                    14,525,000        70,000
Abandonment of minerals                               --          (82,000)
Net changes in prices and production costs         (230,000)      450,000
Revisions and other                                 487,000    (1,023,000)
Accretion of discount                                66,000        99,000
Net change in income taxes                       (4,048,000)      195,000
                                                ------------   ----------
          Net change                             10,623,000      (328,000)
Balance, beginning of year                          660,000       988,000
                                                ------------   ----------
Balance, end of year                            $11,283,000    $  660,000
                                                ============   ==========