Form 10QSB
period 1998-03-31
FUTURE PETROLEUM CORP/UT/
filed 1998-05-22
CIK 51072

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-QSB

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended  March 31, 1998

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 6,047,015 shares of common stock, par value $0.01 per share, issued and outstanding as of May 20, 1998.

Transitional Small Business Disclosure Format (Check One): Yes  No X

Page 1 of 13 Consecutively Numbered Pages

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's
Form 10-KSB filing for the year ended December 31, 1997.

            		       FUTURE PETROLEUM CORPORATION

                        				Balance Sheets
                        				March 31, 1998

                           				ASSETS

CURRENT ASSETS:
Cash and interest-bearing deposits		                   	       $	 97,247
Notes receivable	                    		                   	       93,177
Trade accounts receivable:
Joint interest billings				                                        8,380
Accrued oil and gas sales		       	                              204,481
							                                                        ----------
	Total Current Assets                                           	403,285

PROPERTY AND EQUIPMENT:
Proved oil and gas properties,
using the full cost method of	accounting	                     12,346,022
Other                                                             44,114
                                                              -----------
	                                                             12,390,136
Less accumulated depletion, depreciation, amortization and
	impairment	 			                         	                      (428,698)
                                                             ------------
Net Property and Equipment				                                11,961,438

OTHER ASSETS:
Lease operating rights					                                      106,000
Less accumulated amortization				                                (12,500)
Mining properties held for sale				                               39,977
Other							                                                      24,045
                                                              ------------
		TOTAL OTHER ASSETS			                                          157,522

TOTAL ASSETS		                                   	        	$   1,961,899
	                                                             ============


              			   FUTURE PETROLEUM CORPORATION

                    				  Balance Sheets
				                      March 31, 1998

              			LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable		                                  	$   	210,524
Current portion of notes payable                                500,364
Advances from shareholder                                         6,000
Accrued oil and gas proceeds payable                             43,520
                                                            ------------
Total Current Liabilities                                       760,408


DEFERRED GAIN ON SALE                                            40,336
DEFERRED TAX LIABILITY                                        1,258,650

LONG TERM NOTES PAYABLE	                                      6,129,361

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 200,000 shares authorized,
no shares issued	                                                  --
Common stock, $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding; 5,702,739 at March 31, 1998 and
4,066,779 at March 31, 1997                                      56,788
Additional paid-in capital	                                   4,413,290
Accumulated deficit                                            (136,588)
									                                                    ------------
Total Stockholders' Equity	                                   4,293,490

Total Liabilities and Stockholders' Equity                $  12,522,245
                                                           ==============

                      FUTURE PETROLEUM CORPORATION

             Condensed Statement of Operations and Comprehensive Income

                                      							  Three Months Ended
 								                                           March 31,
							                                         1998         1997
REVENUES:
Oil and gas sales                  				     $ 494,174      $ 59,244
Well operation fees 				                       22,168        44,616
Other						                                   		--             --
                                            ----------     ----------
Total Revenues		                         			  516,342       103,860

COSTS AND EXPENSES:
Lease operations and production taxes         290,728        55,480
General and administrative                     77,867        54,881
Interest                                      165,894         1,720
Depletion, depreciation and
    Amortization                              101,699        30,345
                                            ----------    ----------
Total Expenses                                636,188       142,426

OTHER INCOME:
Gain on sale of assets                           --            --
Income from equity investment                    --            --
Miscellaneous income                            4,406        24,400
Interest income                                 2,108           824
                                           -----------    -----------
Total Other Income                              6,514        25,224

DEFERRED TAX BENEFIT                           40,000          --
                                           -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)           (73,332)      (13,342)

BEGINNING ACCUMULATED DEFICIT                 (63,256)      (52,438)

ENDING ACCUMULATED DEFICIT               $   (136,588)    $ (65,780)
                                           -----------    -----------
NET AND COMPREHENSIVE INCOME
 (LOSS)  PER COMMON SHARE               $       (0.01)    $    0.00
                                           ===========    ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          5,679,000     4,066,779
                                           ===========    ===========

                       FUTURE PETROLEUM CORPORATION

                         Statements of Cash Flows


                                              Three Months Ended
                                                   March 31,

                                             1998               1997
CASH FLOWS FROM OPERATING ACTIVATES:
Net Income (loss)                         $   (73,332)     $   (13,342)
Adjustments to reconcile to net
  cash used in continuing
   operations:
Depreciation, depletion, and amortization     101,699           30,345
Deferred tax benefit                          (40,000)            --
Gain on sale of assets                          --                --
Decrease (increase) in receivables             64,761          (109,888)
(Decrease) increase in accounts
   payable and accrued expenses               (40,982)          219,395
Other assets                                    6,845             2,471
Current notes receivable                        --                --
                                          ------------       -----------
Net cash provided by (used in) operations      18,991           128,981


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment          (211,086)         (122,572)
Distribution from partnerships                  --                 --
                                          ------------       -----------
Net cash provided by (used in)
  investing activities                       (211,086)         (122,572)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                     --              30,000
Collection of notes receivable                  --               --
Repayment of long-term debt                   (3,589)          (10,047)
                                          ------------      -----------
Net cash provided by (used in)
  financing activities                        (3,589)           19,953

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     (195,684)           26,362

CASH AND CASH EQUIVALENTS,
   beginning of period                   $   292,931        $  114,150
                                         ------------       -----------

CASH AND CASH EQUIVALENTS,
   end of period                         $    97,247        $  140,512
                                         ============       ===========
CASH PAID FOR INTEREST DURING,
   the period                            $   165,894        $    1,720
                                         ===========        ===========

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

Financial Condition

Liquidity and Capital Resources

The Company incurred a consolidated net loss of $73,332, and $13,342, for the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998, the Company had negative working capital of approximately $357,123, which was a $287,932 decrease from the $69,191 working capital that the Company had as of March 31, 1997. This decrease in working capital was due primarily to the current portion of long term debt resulting from the acquisition of proved reserves referred to above. Management believes cash flow from those reserves will be sufficient to eliminate the working capital deficit.


CASH FLOW TO OPERATING ACTIVITIES

During the three months ended March 31, 1998, operating activities provided net cash of approximately $19,000 which, when offset by non-cash expenses for depreciation, depletion, and amortization, decreases in accounts payable and decreases in receivables, resulted in a net loss of approximately $73,332 for the period. In the same period during 1997, operations provided net cash of approximately $129,000 which, resulted in a net loss from operations of $13,342. Investing activities required approximately $211,086 and required $122,572 for the three month period ended March 31, 1998, and 1997, respectively.

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 1998, increased 397% over revenues for the preceding year, well operation fees decreased by 50% and other income decreased by 74%.

Lease operations and production expenses were higher for the three months interim period ended March 31, 1998, as compared to the corresponding period a year earlier as a result of the Company's increased level of operations. General and administrative expenses increased by 41% in the three month interim period during 1998, as compared to a year earlier, due to expenses associated with acquiring the partnership's properties as well as year end audit fees.

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

None.

During the quarter ended March 31, 1998, the Company did not file any report on Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 					FUTURE PETROLEUM CORPORATION
	                              (Registrant)




Dated:  May 20, 1998	By:     /s/ B. Carl Price
                 				B. Carl Price, President,
                 				Principal Financial and Accounting Officer



Dated:  May 20, 1998	By:   /s/ Christie Sirera
                   		Christie Sirera,
				                 Secretary