Form 10QSB
period 1998-06-30
FUTURE PETROLEUM CORP/UT/
filed 1998-08-20
CIK 51072

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

     FORM 10-QSB

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended         June 30, 1998

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 12,757,015 shares of common stock, par value $0.01 per share, issued and outstanding as of August 14, 1998.

Transitional Small Business Disclosure Format (Check One): Yes  No X

PART I.	FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
	June 30, 1998 (unaudited)
Statement of Operations and Accumulated Deficit (unaudited)
	Three months and six months ended June 30, 1998 and 1997
Statements of Cash Flows (unaudited)
	Three months and six months ended June 30, 1998 and 1997
Notes to Consolidated Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...

PART II.	OTHER INFORMATION


PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

                             FUTURE PETROLEUM CORPORATION

                                Balance Sheets
                                 June 30,1998





CURRENT ASSETS:

     Cash and interest-bearing deposits                  $   55,974
     Current portion of notes receivable                     93,177
     Trade accounts receivable:
     Joint interest billings                                  2,398
     Accrued oil and gas sales                              180,117
                                                     --------------
                   Total Current Assets                     331,666


PROPERTY AND EQUIPMENT:
    Proved oil and gas properties, using
    The full cost method of accounting                   13,479,058
    Other                                                    49,659
                                                      -------------
                                                         13,528,717

    Less accumulated depletion, deprecation,
    Amortization and impairment                            (795,594)

                Net Property and Equipment               12,733,123

LEASE OPERATING RIGHTS:
     Lease operating rights                                 106,000
     Less accumulated amortization                          (15,000)
                                                       ------------

                Net Operating Rights                         91,000

OTHER ASSETS:
     Mining properties held for sale                         39,977
     Other                                                   42,361
                                                       ------------
              TOTAL OTHER ASSETS                             82,338

TOTAL ASSETS                                            $13,238,127
                                                       =============

                           Future Petroleum Corporation
                               Balance Sheets
                                June 30, 1998


CURRENT LIABILITIES:
     Trade accounts payable                     $ 240,917
     Current portion of notes payable              26,486
     Accrued oil and gas proceeds payable          21,379
                                              -----------
        Total Current Liabilities                 288,782

DEFERRED GAIN ON SALE                              40,336

DEFERRED TAX LIABILITY                          1,298,650

LONG TERM NOTES PAYABLE                         7,256,223

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 200,000
  shares authorized, no shares issued              --
Common stock, $0.01 par value, 30,000,000 shares authorized, shares issued and outstanding;
  6,047,015 at June 30, 1998 and                  60,332
Additional paid-in capital                     4,601,394
Accumulated deficit                              (63,256)
Net income (loss)                               (244,334)
                                              ------------
        Total Stockholders' Equity             4,354,136

Total Liabilities and Stockholders' Equity  $ 13,238,127

                       Future Petroleum Corporation
                 Statement of Operations and Accumulated Deficit

                         Three Months Ended     Six Months Ended
                              June 30,               June 30,
                         -------------------     ---------------------
                         1998          1997      1998          1997
                         -------------------     ---------------------
REVENUE:
Oil and gas sales     $    537,060      56,034   1,031,234    115,278
Well operation fees         37,127      63,204      59,295    107,819
                          ---------------------    -------------------
Total Revenues             574,187     119,238   1,090,529    223,097

COST AND EXPENSES:
Lease operations and
Production taxes          352,720       35,298     643,448     90,778
General and administrative142,786       39,542     220,653     94,423
Interest                  116,232        1,498     282,126      3,217
Depletion, depreciation
And amortization          100,616       28,769     202,314     59,114
                         ---------------------   ---------------------
Total Expenses            712,354      105,107   1,348,541    247,532

OTHER INCOME:
Miscellaneous income        6,556        5,290      10,961     29,690
Interest income               609        7,742       2,717      8,566
                         ---------------------    ---------------------
                            7,165       13,032      13,678     13,821
                         ---------------------    ---------------------

NET INCOME (LOSS)        (131,002)      27,163    (244,334)    13,821
                         ---------------------    ---------------------
BEGINNING ACCUMULATED
DEFICIT                 $(176,588     $(65,780)   $(63,256)  $(52,438)
                         ---------------------    ---------------------
ENDING ACCUMULATED
DEFICIT                 $(307,590)    $(38,617)   $(307,590) $(38,617)
                         ---------------------    ---------------------
NET INCOME (LOSS) PER COMMON SHARE,
(Basic and Deluded)     $   (0.02)    $   0.01    $   (0.04) $   0.00
                         =====================    ====================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING       6,033,000   4,092,000    6,033,000  4,092,000
                         =====================    ====================

                       Future Petroleum Corporation
                             Statement of Cash Flows

                         Three Months Ended     Six Months Ended
                              June 30,               June 30,
                         -------------------     ---------------------
                         1998          1997      1998          1997
                         -------------------     ---------------------
CASH FLOWS FROM
  OPERATING ACTIVATES:
Net Income         $      (131,002)     27,163   (244,334)     13,821
Adjustments to reconcile
To net cash used in
 continuing operations:
Depreciation, depletion,
  and amortization         100,616      28,769     202,314     59,114
Decrease (increase)
in receivables              30,346     105,600      95,107     (4,288)
 (Decrease) increase in
 accounts payable and
 accrued expenses          (3,137)     (81,552)    (44,119)   137,843
Other assets              (18,316)      (4,968)    (11,471)    (2,497)
                          ---------------------    -------------------
Net cash provided by
(used in) operations      (21,493)      75,012      (2,503)   203,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property
And equipment            (869,801)     (22,111) (1,080,887)  (144,683)
                         ---------------------   ---------------------
Net cash provided by (used in)
Investing activities     (869,801)     (22,111) (1,080,887)  (144,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale
  of stock                191,648         --       191,649     30,000
Additions to long-term
  debt                    660,000         --       660,000      --
Reypayment of long-term
  debt                     (1,627)      (5,294)     (5,216)   (15,341)
                         ---------------------    ---------------------
Net cash provided by
 (used in) financing
  activities              850,021       (5,294)    846,433     14,659
                         ---------------------    ---------------------
NET INCREASE (DECREASE)
IN CASH and cash
  Equivalent              (41,273)      47,607    (263,957)    73,969

CASH AND CASH EQUIVALENTS,
beginning of period      $ 97,247     $140,512    $292,931   $114,150
                         ---------------------    ---------------------
CASH AND CASH EQUIVALENTS,
end of period            $ 55,974     $188,119    $55,974    $188,119
                         =====================    ====================
CASH PAID FOR INTEREST
DURING THE PERIOD         116,232        1,498    282,126       3,217
                         ---------------------    ---------------------

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION


This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact, including statements in Management's Discussion and Analysis or Plan of Operation and elsewhere in this report, regarding the Company's financial position, estimated quantities and net present values of reserves and future plans of management are forward looking statements. The Company can give no assurances that the assumptions upon which such statements were based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in the Company's Forms 10-KSB and other periodic reports filed under the Exchange Act, which are herein incorporated by reference. These factors include the volatile prices of oil and gas, risks inherent in operating oil and gas wells, the effect of environmental and other regulation and the substantial capital requirements to conduct oil and gas operations. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

Future Petroleum Corporation (the "Company") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in Texas, New Mexico, Oklahoma and, through a recent acquisition, California.

On August 14, 1998, the Company closed an acquisition by merger ("Bargo Acquisition") of oil and gas properties from Bargo Energy Resources, Ltd. ("Bargo") for a purchase price of $5.8 million, 4.7 million shares of Future's common stock and a warrant to purchase an additional 250,000 shares of common stock. The oil and gas properties purchased were a 37.68% working interest in the South Coles Levee Unit in Kern County, California. As of August 1, 1998, the properties had estimated net proved reserves of 500 MBbls of oil and 8 Bcf of natural gas, or 11 Bcfe.

In connection with the Bargo Acquisition, certain partnerships affiliated with EnCap Investments L.C. ("EnCap") agreed to modify and extend their outstanding loans to the Company in the amount of approximately $7.3 million. In connection with the renewal and amendment of the EnCap loans, the EnCap affiliates received 2.8 million shares of Future common stock. Following the transactions, the outstanding common stock of Future was owned approximately 1/3rd by EnCap affiliates, 1/3rd by Bargo and 1/3rd by management and public shareholders.

On May 1, 1998, the Company acquired certain producing oil and gas properties from the EnCap affiliates and NCI Enterprises, Inc. through the acquisition of partnership interests in NCI-Shawnee Limited Partnership ("NCI Shawnee Acquisition") in exchange for $66,000 and 200,000 shares of Future Common Stock. The oil and gas properties purchased were a 3.26% working interest in the Shawnee Townsite Unit, Pottawatomie County, Oklahoma. As of December 1, 1997, the effective date of purchase, the properties had estimated net proved reserves of 162,000 Bbls of oil and 16,000 Mcf of natural gas.

RESULTS OF OPERATIONS

	The Company's results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company.

	The Company uses the full cost method of accounting for its oil and gas properties. Under the full cost method of accounting, the costs of successful and unsuccessful exploration and development wells are capitalized as property and equipment, and the sum of net capitalized costs and estimated future development and dismantlement costs is amortized over the production of proved reserves using the unit of production method. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest on properties not subject to amortization and in the process of development is capitalized. Proceeds from the sale of properties are accounted for as reductions to capitalized costs, unless the sale results in a significant change in the relationship between costs and the estimated value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling test, which limits the maximum amount of such costs to the present value (discounted at 10%) of future net cash flows, after income taxes attributable to the Company's estimated net proved reserves. Accordingly, reductions in the prices of oil and gas, or reductions in the Company's proved reserves quantities, could reduce the ceiling below the unamortized costs resulting in a charge to earnings.

Three Months Ended June 30, 1998 Compared to Three Months Ended
June 30, 1997

Revenues

	Oil and gas sales increased from $56,034 during the second quarter of 1997 to $537,060 during the second quarter of 1998. Total revenues increased from $119,238 during the second quarter of 1997 to $574,187 for the same period in 1998. This increase in oil and gas sales and revenues was a direct result of the Company's acquisition of producing oil and gas properties in west Texas, the Permian Basin, the Texas Panhandle and northern Oklahoma in November 1997 (the "1997 Acquisition") and the NCI Shawnee Acquisition in May 1998. Offsetting the increase in oil and gas sales was a 59% decrease in fees from well operations and lower prices primarily for oil and gas production.

Expenses

	During the three months ended June 30, 1998, lease operating expenses, including production taxes, were $352,720, as compared to $35,298 for the same period in 1997. General and administrative expenses and depletion, depreciation and amortization increased to $142,786 and $100,616, respectively, during the three months ended June 30, 1998 as compared to $39,542 and $28,769, respectively, for the same period in 1997. This increase in expenses from $105,107 during the second quarter of 1997 to $712,354 during the second quarter of 1998 was due to the increase in the number of producing properties owned by the Company as a result of the 1997 Acquisition and the NCI Shawnee Acquisition in May 1998 as well as non-recurring expenses associated with the NCI Shawnee Acquisition incurred in the second quarter of 1998. Interest expense was $116,232 for the three months ended June 30, 1998 as compared to $1,498 for the three months ended June 30, 1997 as a result of the increase in debt incurred by the Company to finance the 1997 Acquisition and the NCI Shawnee Acquisition.

Other Income (Expenses)

	Other income dropped from $13,032 during the second quarter of 1997 to $7,165 during the second quarter of 1998, or 55%.

Net Loss

	The Company had a net loss of $131,002 for the three months ended June 30, 1998 as compared to net income of $27,163 for the same period in 1997.

Six Months ended June 30, 1998 Compared to Six Months Ended June
30, 1997

Revenues

	Oil and gas sales increased from $115,278 during the first half of 1997 to $1,031,234 during the first half of 1998. Total revenues increased from $223,097 during the first half of 1997 to $1,090,529 for the same period in 1998. This increase in revenues was a direct result of the Company's acquisition of the 1997 Acquisition and the NCI Shawnee Acquisition in May 1998. Offsetting the increase in oil and gas sales was a 55% decrease in fees from well operations and lower prices for oil and gas production.

Expenses

	During the six months ended June 30, 1998, lease operating expenses, including production taxes, were $643,448, as compared to $90,778 for the same period in 1997. General and administrative expenses and depletion, depreciation and amortization increased to $220,653 and $202,314, respectively, during the six months ended June 30, 1998 as compared to $94,423 and $59,114, respectively, for the same period in 1997. This increase in expenses from $247,532 during the first two quarters of 1997 to $1,348,541 during the first two quarters of 1998 was due to the increase in the number of producing properties owned by the Company as a result of the 1997 Acquisition and the NCI Shawnee Acquisition in May 1998 as well as expenses associated with such acquisition. Interest expense was $282,126 for the six months ended June 30, 1998 as compared to $3,217 for the six months ended June 30, 1997 as a result of the increase in debt incurred by the Company to finance the 1997 Acquisition and the NCI Shawnee Acquisition.

Other Income (Expenses)

	Other income dropped from $38,256 during the first two quarters of 1997 to $13,678 during the first two quarters of 1998, or 36%.

Net Loss

	The Company had a net loss of $244,334 for the six months ended June 30, 1998 as compared to net income of $13,821 for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

	In the last five years, the Company's primary source of capital has been from the issuance of debt and restricted stock in exchange for oil and gas properties or interests in oil and gas properties and, to a lesser extent, cash flows from operations and the sale of non-strategic mining properties.

	In August 1998, the Company entered into a $20 million credit facility with Bank of America ("Credit Facility") Maximum amounts which may be outstanding under the Credit Facility are limited by a borrowing base currently set at $10.5 million, which will be adjusted from time to time based on the value of the Company's oil and gas properties. Borrowings of $7.9 million were used to finance the purchase price of the Bargo properties in the Bargo Acquisition, payment of a portion of indebtedness to EnCap and certain closing costs associated with the Bargo Acquisition.

	During the second half of 1998, the Company anticipates that it will make capital expenditures on oil and gas properties (other than acquisitions) of approximately $470,000. The Company does not have a specific acquisition budget but rather examines potential future acquisitions on a case-by-case basis. The Company continues to seek financing to fund the development of existing properties and to acquire additional assets. The Company believes that proceeds from the issuance of equity and debt, cash flow from operations, sales of non-strategic properties and borrowings under the Credit Facility will provide the required capital for funding the Company's capital budget through 1998.

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


PART II.	OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES

	During the second quarter of 1998, the Company sold securities without registration under the Securities Act of 1933
("Act") in the following transactions:

On May 1, 1998, the Company acquired certain producing oil and gas properties from the EnCap affiliates and NCI Enterprises, Inc. through the acquisition of partnership interests in NCI-
Shawnee Limited Partnership ("NCI Shawnee Acquisition") in exchange for $66,000 and 200,000 shares of Future common stock, par value $.01 per share ("Common Stock").

	On April 9, 1998, the Company issued (i) 41,621 shares of Common Stock to Robert Price as compensation for the rental of certain property, (ii) 25,832 shares of Common Stock to Carl Price for past services to the Company, (iii) 48,023 shares of Common Stock to Don Wm. Reynolds for past services to the Company, (iv) 12,000 shares of Common Stock to Charles D. Laudeman for past services to the Company, and (v) 16,800 shares of Common Stock to Christine Sirera for past services to the Company. All of these issuances were based on a purchase price of $0.42 per share.

	The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Act provided in Section
4(2) thereof.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	At the annual meeting of shareholders held on June 6, 1998, the shareholders of the Company elected three individuals as directors for three year terms, approved an amendment to the Company's 1993 Employee Incentive Plan and voted to ratify the appointment of the independent public accountants for the fiscal year ending December 31, 1998.

	Regarding the proposal to amend the 1993 Employee Incentive Plan, 4,616,042 shares were cast for the proposal, 42,368 shares were cast against the proposal and 7,462 shares abstained from voting. Regarding the proposal to approve the appointment of Hein + Associates, L.L.P. as the independent public accountants of the Company, 4,614,407 shares were cast for the proposal, 0 votes were cast against the proposal and 249 shares abstained from voting.


	The Shareholders elected three directors to serve on the Company's Board of Directors until the 2001 annual meeting of shareholders.

Directors Elected by				Votes Cast
Common			Votes Cast		Against or
Shareholders		For			Withheld		Abstain

Carl Price			4,664,639		0			1,233
Don Wm. Reynolds		4,664,639		0			1,233
Charles D. Laudeman	4,664,639		0			1,233


In connection with the Bargo Acquisition, Mr. Robert D. Price and Mr. D. William Reynolds, Jr. will resign from the Company's Board of Directors. The Company has agreed to expand its Board of Directors from five to seven persons. Of the four vacancies on the Board of Directors, two will be filled by nominees of Bargo and two will be filled by nominees of the EnCap affiliate. Initially, Mr. Tim J. Goff, who will serve as Chairman of the Board, and Mr. Thomas D. Barrow will serve as Bargo's nominees, and Mr. Gary R. Petersen and Mr. D. Martin Philips will serve as EnCap's nominees. It is expected that the resignations will be effective and the nominees will take office on August 21, 1998.



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibit Number and Description.

2.	Plan of acquisition, reorganization, arrangement,
liquidation or succession.

2.1 (a)		Purchase and Sale Agreement dated May 1, 1998
                  by and among the Company, Energy Capital
                  Investment Company PLC, EnCap Equity 1994
                  Limited Partnership and NCI Enterprises, Inc.

2.2 (a)		Agreement and Plan of Merger dated August 14,
                  1998 by and among the Company, Bargo Energy
                  Resources, Ltd., SCL-CAL Company and Future-Cal-Tex
                  Corporation.

4.	Instruments defining the rights of security holders,
including indentures

4.1 (b)		Articles of Restatement of the Articles of Incorporation
4.2 (b)		Bylaws
4.3 (a)		Agreement dated August 14, 1998 by and
                  among B. Carl Price, Bargo Energy Resources,
                  Ltd., Energy Capital Investment Company PLC, and
                  EnCap Equity 1994 Limited Partnership

10.	Material Contracts

10.1 (a)	Registration Rights Agreement among the Company
           and Bargo Energy Resources, Ltd. dated August
            14, 1998.

10.2 (a)	Registration Rights Agreement among the Company,
            Energy Capital Investment Company PLC and EnCap
            Equity 1994 Limited Partnership dated August 14,
            1998.

10.3 (a)	Registration Rights Agreement among the Company,
            B. Carl Price and certain other shareholders dated August 14, 1998.

10.4 (a)	Stock Purchase Warrant by the Company to Bargo
            Energy Resources, Ltd. dated August 14, 1998.

10.5 (a)	Shareholders' Agreement by and among the
            Company, Bargo Energy Resources, Ltd., Energy
            Capital Investment Company PLC, EnCap Equity
            1994 Limited Partnership, B. Carl Price and Don
            Wm. Reynolds dated August 14, 1998.

10.6 (a)	Amended and Restated Employment Agreement of B.
            Carl Price dated August 14, 1998.

10.7 (a)	Agreement between the Company and Don Wm.
            Reynolds dated as of November 18, 1997.

10.8 (a)	Agreement between the Company and Robert Price
            dated as of November 18, 1997.

10.9 (a)	Note Restructuring Agreement by and among the
            Company, Energy Capital Investment Company PLC, EnCap Equity 1994 Limited Partnership and Gecko Booty 1994 I Limited Partnership dated August
            14, 1998.

10.10 (a)	Credit Agreement between the Company and
            Bank of America National Trust and Savings
            Association dated August 14, 1998.

10.11 (a)	Master Subordination Agreement by and
            between Bank of America and Energy Capital
            Investment Company PLC and EnCap Equity 1994
            Limited Partnership dated August 14, 1998.

10.12 (a)	Pledge Agreement between Bank of America
            and Bargo Energy Resources, Ltd. dated August
            14, 1998.

10.13 (a)	Pledge Agreement between Bank of America
            and Energy Capital Investment Company PLC dated
            August 14, 1998.

10.14 (a)	Pledge Agreement between Bank of America
            and EnCap Equity 1994 Limited Partnership dated
            August 14, 1998.

10.15 (a)	Pledge Agreement between Bank of America
            and B. Carl Price dated August 14, 1998.

10.16 (a)	Pledge Agreement between Bank of America
            and Don Wm. Reynolds.

10.17 (a)	Guaranty dated April 30, 1998 by the
            Company in favor of Energy Capital Investment
            Company PLC, EnCap Equity 1994 Limited
            Partnership, and Gecko Booty 1994 I Limited
            Partnership.

10.18 (a)	Security Agreement dated May 1, 1998
            between the Company and Energy Capital
            Investment Company PLC, EnCap Equity 1994
            Limited Partnership, and Gecko Booty 1994 I
            Limited Partnership.

10.19 (a)	Amendment to Renewal Promissory Note
            dated May 1, 1998 by the Company to EnCap Equity
            1994 Limited Partnership dated August 14, 1998.

10.20 (a)	Amendment to Renewal Promissory Note
            dated May 1, 1998 by the Company to Energy
            Capital Investment Company PLC dated August 14,
            1998.

	27.	Financial Data Schedule



(a)	Filed herewith.

(b)	Incorporated by reference from the Company's report of
Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.


(b)	Reports on Form 8-K

	None.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					FUTURE PETROLEUM CORPORATION
							(Registrant)




						/s/ Carl Price
                     	B. Carl Price, President (on behalf
                            of the Registrant and as the
                             principal financial officer)

Date:	August 19, 1998