Form 10QSB
period 1998-06-30
FUTURE PETROLEUM CORP/UT/
filed 1998-08-25
CIK 51072

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 13,696,733 shares of common stock, par value $0.01 per share, issued and outstanding as of August 14, 1998.

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
                                                       =============

                           Future Petroleum Corporation
                               Balance Sheets
                                June 30, 1998


CURRENT LIABILITIES:
     Trade accounts payable                                $ 240,917
     Current portion of notes payable                         26,486
     Accrued oil and gas proceeds payable                     21,379
                                                         -----------
        Total Current Liabilities                            288,782

DEFERRED GAIN ON SALE                                         40,336

DEFERRED TAX LIABILITY                                     1,298,650

LONG TERM NOTES PAYABLE                                    7,256,223

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 200,000
  shares authorized, no shares issued                          --
Common stock, $0.01 par value, 30,000,000 shares authorized, shares issued and outstanding;
  6,047,015 at June 30, 1998 and                             60,332
Additional paid-in capital                                4,601,394
Accumulated deficit                                         (63,256)
Net income (loss)                                          (244,334)
                                                        ------------
        Total Stockholders' Equity                        4,354,136

Total Liabilities and Stockholders' Equity             $ 13,238,127
                                                       =============

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