Form 10QSB
period 1998-09-30
FUTURE PETROLEUM CORP/UT/
filed 1998-11-17
CIK 51072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

     Transitional Small Businness Disclosure Format (Check One): Yes __  No X

     APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 13,986,733 shares of common stock, par value $0.01 per share, issued and outstanding as of November 14, 1998.

Transitional Small Business Disclosure Format (Check One): Yes     No  x

                 Page 1 of 13 Consecutively Numbered Pages



                               PART I
                          FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by Future Petroleum Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1997.

                    FUTURE PETROLEUM CORPORATION

                     Consolidated Balance Sheets
                             (Unaudited)
                          September 30, 1998

                                ASSETS

CURRENT ASSETS:
Cash and interest-bearing deposits                                  $  425,811
Current portion of notes receivable                                     93,177
Trade accounts receivable:
Joint interest billings                                                 10,016
Accrued oil and gas sales                                              786,024
                                                                    -----------
     Total Current Assets                                            1,315,028

PROPERTY AND EQUIPMENT:
Proved oil and gas properties, using the full cost method of
     accounting                                                     19,585,590
Other                                                                   49,660
                                                                    -----------
                                                                    19,635,250
Less accumulated depletion, depreciation, amortization and
     impairment                                                       (942,315)
                                                                    -----------
Net Property and Equipment                                           18,692,935


LEASE OPERATING RIGHTS:
Lease operating rights                                                  106,000
Less accumulated amortization                                           (17,500)
                                                                     -----------
   Net Operating Rights                                                  88,500

OTHER ASSETS:
Mining properties held for sale                                          39,977
Other                                                                    40,140
                                                                     -----------
   Net other assets                                                      80,117
                                                                     -----------
TOTAL ASSETS                                                       $  20,176,580
                                                                     ===========


                     FUTURE PETROLEUM CORPORATION

                     Consolidated Balance Sheets
                            (Unaudited)
                         September 30, 1998


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                             $   833,758
Current portion of notes payable                                        26,486
Accrued oil and gas proceeds payable                                    20,508
                                                                  ------------
   Total Current Liabilities                                           880,752


DEFERRED GAIN ON SALE                                                   40,336

LONG TERM NOTES PAYABLE                                             12,778,033

DEFERRED TAX LIABILITY                                               1,200,650


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 200,000 shares authorized,
     no shares issued                                                    --
Common stock, $.01 par value, 30,000,000 shares authorized,
shares issued and outstanding; 13,696,733 at September 30, 1998 and
5,678,779 at December 31, 1997                                        136,967
Additional paid-in capital                                          5,384,196
Accumulated deficit                                                  (244,354)
                                                                  ------------
   Total Stockholders' Equity                                       5,276,809
                                                                  ------------
Total Liabilities and Stockholders' Equity                      $  20,176,580
                                                                  ============

                       FUTURE PETROLEUM CORPORATION

          Consolidated Statement of Operations and Accumulated Deficit
                               (Unaudited)

                                                       Three Months Ended
                                                         September 30,
                                               1998                      1997
                                            ---------              -----------
REVENUES:
Oil and gas sales                           $ 790,893              $   60,417
Well operation fees                            21,433                  60,204
                                           -----------             -----------
     Total Revenues                           812,326                 120,621

COSTS AND EXPENSES:
Lease operations and production taxes         488,305                  56,500
General and administrative                     70,300                  32,123
Interest                                      124,385                   1,004
Depletion, depreciation and amortization      166,443                  28,926
                                           -----------             -----------
     Total Expenses                           849,433                 118,553

OTHER INCOME:
Miscellaneous income                            1,422                    (313)
Interest income                                   921                   3,967
                                           -----------              ----------
     Total Other Income                         2,343                   3,654
                                           -----------              ----------
Income (Loss) Before Taxes                    (34,764)                  5,722

Deferred Income Tax Benefit                    12,000                    --

NET INCOME (LOSS)                             (22,764)                  5,722
                                           -----------              ----------

BEGINNING ACCUMULATED DEFICIT                (221,590)                (38,617)
                                           -----------              ----------
ENDING ACCUMULATED DEFICIT                 $ (244,354)             $  (32,895)
                                           -----------              ----------
NET INCOME PER COMMON SHARE                $    (0.00)             $     0.00
                                           ===========             ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          9,708,000               4,092,000
                                           ===========             ===========


                     FUTURE PETROLEUM CORPORATION

          Consolidated Statement of Operations and Accumulated Deficit
                            (Unaudited)

                                                Nine Months Ended
                                                   September 30,
                                           1998                    1997
                                        ------------            -----------
REVENUES:
Oil and gas sales                       $ 1,822,127              $ 175,696
Well operation fees                          80,728                168,023
                                        ------------            -----------
     Total Revenues                       1,902,855                343,719

COSTS AND EXPENSES:
Lease operations and production taxes     1,131,754                147,278
General and administrative                  290,953                126,547
Interest                                    406,511                  4,221
Depletion, depreciation and amortization    368,756                 88,040
                                         -----------            -----------
     Total Expenses                       2,197,974                366,086

OTHER INCOME:
Miscellaneous income                         12,382                 29,377
Interest income                               3,639                 12,533
                                         -----------            -----------
     Total Other Income                      16,021                 41,910
                                         -----------            -----------
Income Before Taxes                        (279,098)                19,543

Deferred Income Tax Benefit                  98,000                  --
                                         -----------             ----------
NET INCOME (LOSS)                          (181,098)                19,543
                                         -----------             ----------
BEGINNING ACCUMULATED DEFICIT               (63,256)               (52,438)
                                         -----------             ----------
ENDING ACCUMULATED DEFICIT               $ (244,354)            $  (32,895)
                                         -----------             ----------
NET INCOME PER COMMON SHARE              $    (0.03)            $     0.00
                                        ============             ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         7,053,000             4,092,000
                                        ============             ==========

                         FUTURE PETROLEUM CORPORATION
                      Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      Nine Months Ended
                                                       September 30,
                                                 1998                    1997
                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                      $   (181,098)          $    19,543
Adjustments to reconcile to net cash
   used in continuing operations:
Depreciation, depletion, and amortization        368,756                88,040
Decrease (increase) in receivables              (518,418)             (172,680)
Deferred tax benefit                             (98,000)                --
(Decrease) increase in accounts payable
 and accrued expenses                            556,638               208,255
Other assets                                     (11,471)               (5,209)
                                              ------------          ------------
     Net cash provided by
        operations                               116,407               137,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment           (7,187,420)             (174,419)
Reduction of lease operating rights                --                   35,464
                                             -------------            ----------
     Net cash used in investing
        activities                            (7,187,420)             (138,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                      251,086                30,000
Additions to long-term debt                    8,773,594                 --
Repayment of long-term debt                   (1,820,787)              (18,470)
                                            -------------            -----------
Net cash provided by financing
        activities                             7,203,893                11,530
                                            -------------            -----------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                             132,880                10,524

CASH AND CASH EQUIVALENTS, beginning
        of period                           $    292,931             $ 114,150
                                            -------------           -----------
CASH AND CASH EQUIVALENTS, end of period    $    425,811             $ 124,674
                                            =============           ===========
CASH PAID FOR INTEREST DURING, the period   $    406,511             $   4,221
                                            =============           ===========


             FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

Acquisition of Properties

     In August, 1998, the Company acquired approximately 51 gross producing wells in South Coles field located in California for $5,800,000 and 4,700,000 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. Revenues and expenses of the properties are included in the Company's Statement of Operations beginning August 1, 1998.

    The following pro forma information has been prepared as if the acquisition had been completed at the beginning of the respective periods:

                                         Nine Months Ended September 30,
                                               1998             1997
                                         _______________   _______________
            Revenues                     $    3,997,000    $     4,288,000
            Net income (loss)            $     (204,000)   $       269,000
            Net income (loss) per share  $         (.01)   $           .02

See notes to financial statement included in the Company's 1997 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OR PLAN OF OPERATIONS

Caution Respecting Forward-Looking Information

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in the document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Overview

     This discussion should be read in conjunction with Management's Discussion and Analysis or Plan of Operation in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     The Company is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in Texas, New Mexico, Oklahoma, California, and, through recent acquisitions, Mississippi.

     On August 14, 1998, the Company closed an acquisition by merger of oil and gas properties from Bargo Energy Resources, Ltd. ("Bargo") for a purchase price of $5.8 million, 4.7 million shares of the Company's common stock and a warrant to purchase an additional 250,000 shares of common stock. The oil and gas properties purchased were a 37.68% working interest in the South Coles Levee Unit in Kern County, California. As of August 1, 1998, the properties had estimated net proved reserves of 500,000 barrels of oil and 8 billion cubic feet of natural gas, or 11 billion cubic feet equivalent. Also on that date, certain partnerships affiliated with EnCap Investments L.C. ("EnCap") agreed to modify and extend their outstanding loans to the Company in the amount of approximately $7.3 million. In connection with the renewal and amendment of the EnCap loans, the EnCap affiliates received 2.8 million shares of Future common stock. Following the transactions, the outstanding common stock of the Company was owned approximately one-third by the EnCap affiliates, one-third by Bargo and one-third by management and public shareholders.

      On October 15, 1998, the Company completed the acquisition of additional oil and gas properties in five transactions, as follows:

          (1) A 100% working interest in the Cross Creek Field located in Harris and Montgomery Counties, Texas, was acquired from Bargo Energy Resources, Ltd., a Texas limited partnership and a principal shareholder of the Company ("Bargo"). On the same date, Bargo had acquired such properties from Chevron U.S.A., Inc., a Pennsylvania corporation. The effective date of the acquisition was October 1, 1998.

           (2)      An interest in the Gin Unit located in Dawson
     County, Texas, was acquired from NCI Properties, Ltd., a Texas limited partnership. The effective date of the acquisition was August 1, 1998.

           (3)      An additional interest in the Shawnee Townsite
     Unit located in Pottawatomie County, Oklahoma, was acquired from NCI 1990, Ltd., NCI Reserves, Ltd., NCI Properties, Ltd., Southwest Sulphur & Oil, Inc., Wayne Newkumet, and Castello Enterprises, Inc. The effective date of the acquisition was August 1, 1998.

           (4)      Interests in the NE Limes Field located in Live
     Oak County, Texas, the Candy Field located in San Patricio County, Texas, the Sand Hills Field located in Crane County, Texas, the Bruce Roy Field located in Wharton County, Texas, the Bluitt Field located in Roosevelt County, New Mexico, and the N. Yellow Creek Field located in Wayne and Clark Counties, Mississippi, were acquired from Bargo Energy Company, a Texas corporation and affiliate of Bargo, and TJG Investments, Inc., a Texas corporation of which Tim J. Goff, a director of the Company, is the president. The effective date of the acquisition was September 1, 1998.

           (5) An interest in the Buna Field located in Jasper County, Texas, was acquired from Pledger Partners, Ltd., a Texas limited partnership and affiliate of Bargo. The effective date of the acquisition was September 1, 1998.

The aggregate purchase price for the assets and interests acquired was $11.1 million in cash, 280,000 shares of the Company's common stock and promissory notes in the aggregate principal amount of $4 million payable to Bargo Energy Company and TJG Investments, Inc. The Company financed the cash portion of the purchase price of the properties by increasing the borrowing base under the credit agreement with Bank of America established in August 1998 and borrowing such funds from Bank of America. As of September 1, 1998, the properties had aggregate estimated net proved reserves of 791,000 barrels of oil and 19.407 billion cubic feet of natural gas, or 24.153 billion cubic feet equivalent.

Liquidity and Capital Resources

     In August 1998, the Company entered into a $20 million credit facility with Bank of America ("Credit Facility"). Maximum amounts which may be outstanding under the Credit Facility are limited by a borrowing base currently set at $19.5 million, which will be adjusted from time to time based on the value of the Company's oil and gas properties. Borrowings of $19.3 million were used to finance the purchase price of the properties in the acquisitions described above and certain closing costs associated with the acquisitions.

     During the fourth quarter of 1998, the Company anticipates that it will make capital expenditures on oil and gas properties (other than acquisitions) of approximately $50,000. The Company does not have a specific acquisition budget but rather examines potential future acquisitions on a case-by-case basis. The Company continues to seek financing to fund the development of existing properties and to acquire additional assets. The Company believes that proceeds from the issuance of equity and debt, cash flow from operations, sales of non-strategic properties and borrowings under the Credit Facility will provide the required capital for funding the Company's capital budget through 1998.

     The Company's operations during the first nine months of 1998 provided cash of $116,000 resulting from a net loss of $181,000, an increase in receivables of $518,000 that was offset by a $555,000 increase in accounts payable and $369,000 in depreciation, depletion, and amortization. Operating activities for the corresponding period in 1997 provided $138,000 in cash, a difference of $22,000 as compared to the current period.

     Financing activities provided $7,204,000 (net of debt repayments of $1,821,000), which was used primarily to acquire oil and gas properties. The proceeds were primarily from borrowing under the newly established Credit Facility. During the corresponding period in 1997, financing activities provided the Company with $11,000 and $174,000 was used in investing activities to acquire oil and gas properties.

     During the last five years, the Company's primary source of capital has been from the issuance of debt and restricted stock in exchange for oil and gas properties or interests in oil and gas properties and, to a lesser extent, cash flows from operations and the sale of non-strategic mining properties. The Company has traditionally required cash for general and administrative expenses, maintaining its properties, and for other items that are required in order for the Company to continue, in addition to costs to advance its ongoing expansion program. With the purchase of the additional producing properties in August and October 1998, the Company expects that operations will provide funds for the Company's general and administrative expenses and maintaining its properties. The Company expects that its other needs will be met with funds drawn under its Credit Facility and the sale of additional equity securities.

     As of September 30, 1998, the Company had a working capital surplus of $434,000.

Results of Operations

     The Company's results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company.

      Three Months Ended September 30, 1998 and 1997

     For the third quarter period ending September 30, 1998, oil and gas sales increased over thirteen times the level in the same period in 1997, attributable principally to the acquisition of producing properties in November 1997 and May and August 1998 and notwithstanding a 24% decrease in oil prices and a 33% decrease in gas prices as compared to the same period in 1997. Well operation income decreased $39,000 for the third quarter of 1998, when compared to the same period in 1997, primarily due to reduced outside ownership of the Company's properties.

     The Company's production expenses for the third quarter of 1998 increased $432,000, or approximately nine times the production expenses for the same period in 1997. This increase was due primarily to the increased number of properties acquired in November 1997 and May and August 1998.

     General and administrative expenses increased $38,000 to $70,300 for the three-month period ended September 30, 1998, when compared to the same period in 1997. The primary contributors were an increase in professional fees related to the August 1998 acquisition. Depreciation, depletion, and amortization increased for the three-month period ended June 30, 1998, by $138,000 to $166,000 primarily as a result of increased number of properties resulting from the acquisitions.

     Interest expense increased $123,000 to $124,000, primarily due to interest on outstanding long-term debt related to the property acquisitions.

      Nine Months Ended September 30, 1998 and 1997

     For the nine months ending September 30, 1998, oil and gas sales increased 937% to $1,822,000 as compared to $176,000 in the same period in 1997, attributable to the newly acquired properties. This increase was notwithstanding a 24% decrease in oil prices and a 33% decrease in gas prices as compared to the same nine months in 1997. Well operator income decreased $87,000 for the first nine months of 1998, a 52% decrease compared to the same period in 1997, which was primarily due to reduced outside ownership of the Company's properties.

     The Company's production expenses for the first nine months of 1998 increased $984,000, or 672%, to $1,132,000. This increase was due to the properties acquired in November 1997 and May and August 1998.

      General and administrative expenses increased $164,000 to $291,000 for the nine months ended September 30, 1998, when compared to the same period in 1997. The primary contributors were an increase in professional fees associated with the May and August 1998 acquisitions and increased activities of the Company. Depreciation, depletion, and amortization increased $281,000 for the nine months ended September 30, 1998, when compared to the same nine months in 1997, primarily as a result of increased production from acquired properties.

     Interest expense increased $401,000 to $406,000, due to interest on outstanding long-term debt related to the property acquisitions.

      Accounting Treatment of Certain Capitalized Costs

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

      As part of the Company's evaluation of its oil and gas reserves in connection with the preparation of the Company's annual financial statements, the Company completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of the Company's oil and gas reserves and may, therefore, result in an impairment allowance as discussed above.

Inflation

     The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. However, the Company's oil exploration and production activities are generally affected by prevailing prices for oil.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)      Item 701-Unregistered Sales

     During the quarter ended September 30, 1998, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

     1. On August 14, 1998, the Company acquired certain producing oil and gas properties from Bargo Energy Resources, Ltd., through a merger of a subsidiary of Bargo with and into a subsidiary of the Company, pursuant to which the Company issued 4,694,859 shares of common stock of the Company and warrants to purchase 250,000 shares.

     2. On August 14, 1998, certain creditors of the Company agreed to modify and extend their outstanding loans to the Company. In connection with the renewal and amendment of such loans, the Company issued such creditors an aggregate of 2,844,859 shares of common stock of the Company.

     The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in section 4(2) thereof.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matters were submitted to a vote of the Company's security holders during the third quarter of 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

None.

(b)          Reports on Form 8-K.

      During the quarter ended on September 30, 1998 the Company filed the following reports on form 8-K.

      Date Event Reported           Item Reported

      August 14, 1998               Item 1.  Changes in Control of Registrant
                                    Item 2.  Acquisitions or Dispositions of
                                    Assets
                                    Item 7.  Financial Statements



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FUTURE PETROLEUM CORPORATION
                                              (Registrant)




Dated:  November 14, 1998     By:               /s/ B. Carl Price
                                                B. Carl Price, President,
                                                Principal Financial and
                                                Accounting Officer