Form 10KSB
period 1998-12-31
FUTURE PETROLEUM CORP/UT/
filed 1999-04-19
CIK 51072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________

                         COMMISSION FILE NUMBER 0-8609
                                                ------

                          FUTURE PETROLEUM CORPORATION
       -----------------------------------------------------------------
         (Exact name of small business issuer as specified in charter)

            UTAH                                              87-0239185
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

    700 LOUISIANA, SUITE 3700
          HOUSTON, TEXAS                                          77002
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code (713) 236-9792
                                                    --------------

Securities registered pursuant to section 12(b) of the Act:

   Title of Class                   Name of each exchange on which registered
        None                                           None
---------------------            -----------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.01
                        -------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the most recent fiscal year: $3,679,000

The aggregate market value of the Company's voting stock held by nonaffiliates computed at the closing bid price in the over-the-counter market as quoted on the National Association of Securities Dealers Electronic Bulletin Board system on March 31, 1999, was approximately $1,746,702.

As of March 31, 1999, the Company had outstanding 22,357,786 shares of its common stock, par value $0.01 and 100,000 shares of preferred stock, par value $.01.

                      DOCUMENTS INCORPORATED BY REFERENCE



Transitional Small Business Disclosure Format Yes [X] No [ ]

                                    PREFACE


                 Caution Respecting Forward-Looking Information

                  This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below under "Risk Factors" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                              CERTAIN DEFINITIONS

         All defined terms under rule 4-10(a) of Regulation S-X promulgated by the Securities and Exchange Commission ("Commission") shall have their statutorily prescribed meanings when used in this report. In addition, the following terms have the meaning set forth below when used herein.

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

"MBbl" means thousand barrels of oil.

"MMBbl" means million barrels of oil.

"MMBO" means million barrels of oil.

"MMBTU" means million British thermal units.

"MCFG" means thousand cubic feet of natural gas.

"MMMCFG" means billions cubic feet of natural gas.

"COPAS" Council of Petroleum Accountants Societies.

"PROVED RESERVES" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.

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

--------------------------------------------------------------------------------
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

ITEM NUMBER AND CAPTION                                                                                             PAGE
                                                                                                                    ----

PART I
1.  Business........................................................................................................  4

2.  Properties...................................................................................................... 16

3.  Legal Proceedings............................................................................................... 19

4.  Submission of Matters to Vote of Security Holders............................................................... 19

PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters........................................... 20

6.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................... 21

7.  Financial Statements and Supplementary Data..................................................................... 24

8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................ 25

PART III

9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
    Exchange Act.................................................................................................... 25

10. Executive Compensation.......................................................................................... 28

11. Security Ownership of Certain Beneficial Owners and Management.................................................. 32

12. Certain Relationships and Related Transactions.................................................................. 34

13. Exhibits and Reports on Form 8-K................................................................................ 36

                                     PART I

--------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

--------------------------------------------------------------------------------

THE COMPANY

         Future Petroleum Corporation (the "Company" or "Future") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in the Gulf Coast Region (Texas and Louisiana) and California. The Company's principal business strategies include (i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii) conducting detailed field studies using the newest technology to identify additional reserves and exploration potential, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise. In 1998, through a change in management and the establishment of a credit facility with Bank of America, the Company was able to implement an aggressive acquisition program. Going forward, the Company intends to continue to actively acquire producing oil and gas reserves along with the exploitation of its existing properties.

         As of December 31, 1998, the Company owned approximately 15,145,000 barrels of oil equivalent proved reserves. Approximately 54% of the Company's reserves are proved developed producing reserves. Quantities stated as equivalent barrels of oil reserves are based on a factor of six mcf of natural gas per barrel of oil. See "Item 2. Properties - Reserves."

STRATEGIC DEVELOPMENTS

         On August 14, 1998, the Company acquired from Bargo Energy Resources, Ltd. ("Resources") their interest in the South Coles Levee Unit for a purchase price of $5.8 million, 4.7 million shares of Common Stock and a warrant to purchase an additional 250,000 shares of Common Stock ("August Transaction"). In connection with this transaction, EnCap Equity 1994, L.P, a Texas limited partnership ("EnCap") and Energy Capital Investment Company PLC, an English investment company ("ECIC") (together are the "EnCap Entities") agreed to modify and extend their outstanding loans to the Company in the amount of approximately $7.3 million in exchange for 2.8 million shares of Common Stock.

         Also in connection with the August Transaction, Resources, the EnCap Entities, Mr. B. Carl Price, Mr. Don Wm. Reynolds (Mr. Price and Mr. Reynolds together are the "Price Group") and Future entered into a Stockholders' Agreement whereby all parties agreed to cause the Board of Directors of Future to be composed of seven persons. Each party further agreed to vote their shares of Common Stock in connection with the election of directors of the Company for two nominees of Resources, two nominees of the EnCap Entities, and three nominees of the Price Group. In addition, the parties to the Stockholders' Agreement agreed that one of Resources nominees would be the Chairman of the Board of Directors of the Company. Accordingly, Mr. Robert D. Price and Mr. D. William Reynolds, Jr. agreed to resign from Future's Board of Directors. Mr. Tim J. Goff, who was also appointed Chairman of the Board of Future, and Mr. Thomas D. Barrow were appointed to serve as Resources nominees, and Mr. Gary R. Petersen and Mr. D. Martin Phillips were appointed to serve as the EnCap Entities' nominees.

         In connection with the August Transaction, Future entered into a $20 million credit agreement with Bank of America National Trust and Savings Association ("Bank of America") with a borrowing base initially set at $10.5 million. Pursuant to pledge agreements dated August

14, 1998 ("August Pledge Agreements"), Resources, the EnCap Entities and the Price Group pledged their shares of Common Stock to secure Future's borrowings under the credit agreement.

         In December 1998, the Company amended and restated its credit agreement with Bank of America to increase the commitment amount to $50 million subject to a borrowing base as determined by Bank of America on an acquisition by acquisition basis.

         As of December 15, 1998, the Company acquired substantially all of the assets and liabilities of Resources, including Resources' trained staff of professional geologists, engineers, landmen, accountants and other employees, for $2 million cash and 100,000 shares of Preferred Stock ("December Transaction"). In addition, the Company issued an aggregate of 8,333,333 shares of Common Stock to Bargo Energy Company, a Texas general partnership ("Bargo Energy") and TJG Investments, Inc. ("TJG") in exchange for the cancellation of outstanding debt aggregating $4 million. In connection with this transaction, the Company, Resources, Bargo, TJG, the Price Group and the EnCap Entities entered into an Amended and Restated Stockholders' Agreement whereby Resource's board representation was increased from two director nominees to four director nominees and the Price Group's board representation was decreased from three director nominees to one director nominee.

         All of the shares of Common Stock and Preferred Stock issued pursuant to the December Transaction as well as the shares of Common Stock issuable upon conversion of the Preferred Stock are subject to pledge agreements, each of which is dated December 15, 1998 ("December Pledge Agreements") between the stockholders and Bank of America. The December Pledge Agreements secure Future's borrowings under its credit agreement with Bank of America. If an event of default occurs under the credit agreement, the bank will have the right to vote all of the shares of Future subject to the December Pledge Agreements and, following foreclosure on the shares, will have the right to sell the shares as provided in the December Pledge Agreements and applicable law.

         Also in connection with the December transaction, the Company agreed to file an information statement with the Commission to change its name to Bargo Energy Company from Future Petroleum Corporation, reincorporate the Company in Texas and increase the number of shares of Common Stock Future is authorized to issue

         In December 1998, the Company entered into a term sheet with entities affiliated with the EnCap Entities and other institutional investors not affiliated with the EnCap Entities or the Company pursuant to which the investors would purchase $50 million of a new class of cumulative redeemable preferred stock of the Company, and would receive warrants or an amount of shares of Common Stock representing 40% of the outstanding Common Stock on a fully diluted basis (the "Pending Transaction"). The term sheet is a non-binding expression of interest, and is not a commitment on the part of the investors or the Company. Among other things, the investment pursuant to the term sheet is subject to completion of due diligence by the investors and satisfactory documentation. The parties have not completed due diligence and consummation of the transaction is subject to material contingencies beyond the control of the Company. Final terms of any transaction will be subject to the approval of a majority of the directors of the Company who are not affiliated with any of the investors. As a result, no assurances can be made as to the terms of the Pending Transaction or that the investors will purchase preferred stock or any other security of the Company.

DEVELOPMENT PROPERTIES

         Oil and Gas Holdings. The Company's properties are located onshore principally in Texas, Louisiana and California. As of March 31, 1999, the Company owns interests in a total of 486 gross (334 net) producing wells, of which 267 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising 51,687 gross (34,553net) acres.

TEXAS PANHANDLE

         The Company's Texas Panhandle properties offer long lived oil and natural gas reserves. There are over 30 proved Brown Dolomite, Granite Wash and Moore County Lime development drilling locations. The gas produced is high in natural gas liquids which enables the Company to receive premium prices for its gas sold. In addition, the implementation of advanced hydraulic fracturing to new development wells and refracturing existing wells have proven to recover additional reserves.

         PANHANDLE FIELD. The Company has an interest in and operates 166 wells in the Panhandle of Texas. These wells are located in Gray, Carson, Hutchinson, Moore and Roberts Counties, Texas. Most of the wells are located in the Panhandle Field. This field is on the Amarillo uplift west of the Anadarko Basin. All of the Company's wells produce from the Wolfcamp Brown Dolomite of Permian age and the Pennsylvanian granite wash. Production is primarily oil, natural gas liquids and gas on the uplift. The Company's wells on the western edge of the Anadarko Basin (Bar Nine Field) flanking the uplift are located on anticlines along a structural ridge. These wells produce gas from the same brown dolomite found on the uplift in the main Panhandle Field.


NORTH TEXAS

         WICHITA COUNTY REGULAR FIELD. The Company owns and operates wells in the Wichita Regular Field in Wichita County, Texas. The field is on the Bend Arch north of the Fort Worth basin. The pay zones are the Gunsight sand, the Thomas sand and an unconsolidated 600' sand. The Gunsight sand is presently under waterflood. All of these sands are Pennsylvanian in age. The trap is a combination of statigraphy and structure. The Company is presently performing remedial recompletions, stimulations and improvements to the waterflood. The Company owns a 100% working interest ("WI") and 75%-87.5% net revenue interest ("NRI") in this field.

PERMIAN BASIN

         EDMISSION CLEARFORK. The Company operates and intends to flood its Edmission Clearfork project in Lubbock County, Texas. Two existing floods that have produced more secondary oil from the waterfloods than they produced under the primary phase of production directly offset the property. The Company has a 100% WI in this field.

         AZALEA FIELD. The Company has an interest in 17 producing wells and one commercial Salt Water Disposal well in the Azalea Field, located approximately 8 miles Southeast of Midland, Texas in Midland county. It is in the east central portion of the Midland geological Basin. It is near the edge of the Grayburg-San Andres shelf as it swings across the basin from the Central Basin Platform on the west to the eastern shelf on the east. The field is an anticlinal dome caused by drape over of a carbonate bioherm. The leases are on or near the crest of the anticline. The potential pays are in the Grayburg, Permian age sands and carbonates and the San Andres, also Permian, Carbonates (dolomite and limestone). It is the intention of the Company and its partner to drill infill wells to both pay zones and to start a waterflood in order to increase the recovery of oil. Potential increases in production and reserves could increase the Company's reserve base substantially. The Company has completed the drilling of two development wells. The results of these wells indicate that up to 80% of the original oil in place still remains in the reservoir and that a portion of the remaining oil in place can be recovered by a waterflood. The Company holds a 50% WI and a 37.5% - 40% NRI.

         CASEY & SHIPP STRAWN FIELDS. The Company owns a 33% WI and a 29% NRI in these fields in Lea County, New Mexico which is located on a large Penn Reef Trend. There are 4 existing wells and one proved undeveloped location identified by 3-D seismic.

         FOSTER/COWDEN FIELDS. The Foster/Cowden Fields are located in West Texas in Ector County. Future is the operator and holds a 100% WI and 87.5% NRI in 7 producing wells. Five wells produce from the Permian age Grayburg formation, of which one well is presently shut-in in the Grayburg awaiting a workover. Two wells produce in the Pennsylvanian age Canyon formation. One well is an injection well. Future also owns a 25% WI in a co-op injection well operated by Altura Energy. Low maintenance and long life characterize Grayburg production.

         SAND HILLS FIELD. This field located in Crane County, Texas is operated by Gruy Petroleum and Burlington Resources, Inc. Future owns WI's ranging from 33.33% to 50% with NRI of 25% to 40.6%. There are presently 18 active wells that produce from the McKnight, Judkins, Tubb, Holt and Witchita-Albany sands of Permian age.

         GIN UNIT FIELD. Located in Dawson County, Texas this field is operated by Texaco, Inc. Future holds a 5% WI and 4% NRI in 12 producing wells. The waterflood also has 8 injector wells and produces from the Gin sand which is part of the Permian age Strawn Formation.


TEXAS GULF COAST

         CROSS CREEK FIELD. The Cross Creek Field is located in northeastern Harris County, Texas, just north of the city of Houston. It was discovered in 1993 by Chevron and produces from the geopressured upper Wilcox sandstones at a depth of 11,000 ft. The Wilcox sands are trapped up against the northwest flank of the prolific Humble salt dome which also produces from the shallower Yegua, Frio, and Miocene formations. Besides many recompletion opportunities in the eight producing wellbores, other infill drilling opportunities exist and are being better defined at this time by interpretation of a 3-D seismic survey. Future acts as operator and holds a 100% WI with 75-80% NRI.

         SAN MIGUEL CREEK FIELD. Located in McMullen County, Texas this field is operated by Exxon Corporation and Lakewood Operating Co. Future's WI ranges from 33% to 50% with NRI from 25% to 40%. The field was discovered in 1953 by Humble Oil and is a deep seated salt dome with numerous faults both overlaying and adjacent to the salt plug. The deeper gas production is from the Cretaceous age Edwards limestone and the shallower oil production is from the Eocene age Wilcox sandstone. There have been in excess of 70 wells drilled in the field; eleven remain active. No well has yet penetrated salt, which is estimated at 14,000 ft. Upside potential lies in gas compression on the mechanical side and also undertaking a detailed field study to integrate the 3-D seismic survey.

         BRIGHT FALCON FIELD. The Bright Falcon Field is located along the Texas Gulf Coast in Jackson County. The field is operated by Cox and Perkins. Two wells are presently producing from the Eocene age, geopressured Yegua sands, with behind pipe reserves in one of the wells.

         NORTH EAST LIMES FIELD. The Company owns a 10% WI and a 7.5% NRI in this field in Live Oak County, Texas which is operated by Southern Resources Company. It produces from three geopressured Wilcox sands (F-1, F-4, F-5) and there are presently 5 producing wells and 8 additional proved, undeveloped locations. Most wells also have proved behind pipe reserves.

         CANDY B FIELD. This field produces from Oligocene age, normally pressured, Frio sandstones. Future operates the field and owns a 67.24% WI with a 52.52% NRI. At present there are 2 producing wells with proved behind pipe reserves and 2 proved undeveloped drilling locations. The field is located along the Texas Gulf Coast in San Patricio County.

         BUNA FIELD. This field is located in Jasper County, Texas. Two wells produce from the Eocene age, geopressured Wilcox sandstone on 550 gross acres. Future is the operator with a 100% WI and an 87.5% NRI.

         BRUCE ROY FIELD. This field produces from the Eocene age, geopressured Yegua sandstone. Future owns both operated and non-operated interests in 4 active wells. The other field operators are Ken Petroleum and United Oil & Minerals. The field is located in Wharton County, Texas. There are additional proved non-producing reserves.

         TURTLE CREEK FIELD. The Turtle Creek Field produces from Oligocene age Frio sandstones and is located along the Texas Gulf Coast in Matagorda County. The field is operated by Aviara Energy. Production is from one well with proved behind pipe reserves in 2 zones. Additional potential exists in other sands on the lease block.

         GIDDINGS FIELD. This field produces from the Cretaceous age Austin Chalk and is located in Brazos County, Texas. Future is the operator and owns 100% WI and 81.5% NRI in 13 producing wells (primarily horizontal).


CALIFORNIA

         SOUTH COLES LEVEE UNIT. South Coles Levee Unit is located in the southern end of the San Joaquin Valley, Kern County, California, 15 miles southwest of the city of Bakersfield. The field lies just southeast of the petroleum reserve at Elk Hills and was discovered in 1938 by the Ohio Oil Company (now Marathon Oil Co.) as a result of extensive seismic work. The discovery well, the "KCL-F" 1 (now the SCLU 74-10) was drilled to a total depth of 9365' and completed flowing 885 Bpd of 44.5(Degree) gravity oil. The initial completion was from the Miocene Age, upper Stevens member of the Antelope formation and designated the F-1 zone. Subsequent drilling discovered a lower member in 1939 that was called the F-2 zone. Both zones are deepwater, turbidite sandstones. The field's trap is formed by both structural and stratigraphic components. Upside opportunities lie in behind pipe zones, infill drilling, re-initiating the F-1 waterflood, an F-2 waterflood, and shooting a 3-D seismic program. The field is presently operated by Aera Energy L.L.C. (Mobile-Shell Joint Venture). Future owns a 63.5% WI and 48.6% NRI in 52 currently producing wells.


LOUISIANA

         NORTH LEROY FIELD. North Leroy Field is located in southern Louisiana in Vermilion Parish and is operated by Westland Oil Co. and Cajun Minerals. There are two active wells which produce from Oligocene age Frio sandstones. There are additional behind pipe reserves as well as one proved, undeveloped location.

         CHENIERE FIELD. This field is located in northeast Louisiana in Ouachita Parish and is operated by Brammer-Keystone. Production is from Jurassic age retrograde condensate Cotton Valley sandstones. The field was discovered in May 1961 and unitized in November 1966. A natural gas cycling program was initiated in July 1967 and reservoir blowdown commenced in the fall of 1988.

OKLAHOMA

         RED FORK TREND. The Company owns 1,340 proven producing acres on the trend containing 8 producing wells. A recent uphole recompletion in the Oread Formation by an offset operator is producing 600 MCF per day. The Company, after reviewing its own logs on its existing wells, believes that 2 and possibly 4 wells have uphole recompletion potential in the Oread Formation.

         SHAWNEE TOWNSITE FIELD. This field is located in Pottawatomie County, Oklahoma and is operated by Vintage Petroleum, Inc. The waterflood produces from the Pennsylvanian age Skinner sandstones. The reservoirs are a series of fluvial-delta channels and bars.



NEW MEXICO

         BLUITT FIELD. The Bluitt field produces from the Permian age Wolfcamp formation. It is operated by H.L. Brown Jr. and is located in Roosevelt County, New Mexico. The Company owns interests in 5 producing wells.


MISSISSIPPI

         NORTH YELLOW CREEK FIELD. This field is located in Wayne County, Mississippi and operated by Palmer Petroleum. Production is from the Cretaceous age Tuscaloosa Pilot sand. Nine wells are presently active.



EXPLORATION PROPERTIES

         PRICE RANCH FIELD. The Price Ranch, located in the Texas Panhandle, contains 8,390 net acres. Three prospective features have been identified along a producing anticlinal trend using well control and 2-D seismic. A 3-D seismic survey will be utilized to further delineate the three features and to select drilling locations. The Company operates 1 producing well on the property and has a 98% WI and a 75% NRI.

         CUMBERLAND FIELD. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. The field has a northwest-southeast orientation and is located on a structural high associated with the southwest fault block (horst) of a large northwest-southeast oriented horst and graben fault system. Cumberland field has produced over 73 MMBBLS and over 54 MMMCFG. A substantial amount of remaining barrels of oil should be producible using present day recovery methods and oil prices. Proven gas reserves remaining to be produced are estimated to be at least 30 BCFG. Cumberland field was discovered in 1940. Producing formations range from the Arbuckle Dolomites (Ordovician in age) up through the Simpson Sands, Viola and Hunton Limestones, Woodford Chert and Sycamore Siltstones (Pennsylvanian age). The Simpson Sands are the oil reservoirs. They also hold a large share of the gas as attic gas in their gas caps. The Company has obtained oil and gas leases on the flanks of this field. Major oil companies have conducted an extensive 3-D seismic study of this area with the idea of extending this field and further developing the remaining reserves. This extension field is operated by Quintin Little Oil Company and the Company has an interest in one well.

MARKETING

         All of the Company's oil and gas marketing efforts are contracted out to EnerTrade, Inc., a Texas based oil and gas marketing consulting firm. Our strategy for product marketing is to achieve the highest market value while ensuring absolute credit worthiness of the purchaser.

         Gas Sales. Current marketing arrangements generally are month to month contracts structured to be tied to the Henry Hub price or the appropriate regional index for the location. This allows for absolute gas price hedging, as well as location based hedging, as determined by Company management. The Company's largest gas volumes are at South Coles Levee and Cross Creek. South Coles Levee gas is sold on a month to month contract tied to the SOCAL Border Index with various purchasers including Southern Energy Marketing and ARCO Western Energy. Cross Creek gas is sold to Dynegy, Inc. under a long-term market based contract tied to the Houston Ship Channel Index.

         Oil Sales. The Company's liquid contracts are month to month contracts structured to be tied to the Cushing price with appropriate transparent adjustments for location, grade, and transportation. This also allows for absolute liquid price hedging, as well as location and grade hedging, as determined by Company management. The largest liquid volume is at South Coles Levee. South Coles Levee oil and NGLs are sold to EOTT at the appropriate regional indexes.

         Company management chooses to implement pricing hedges as necessary to guarantee certain cash flow requirements or as market conditions create opportunity. For 1999, Future has two hedges in place. For the Company's South Coles Levee production a hedge is in place for 65,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.45 per MMBTU based on Southern California border prices. For the Company's Gulf Coast properties a hedge is in place for 85,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.04 per MMBTU based on Houston Ship Channel pricing. Future has no hedges in place for liquid production.


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

         State Regulation. State statutes and regulations require permits for drilling operations and construction of gathering lines, as well as drilling bonds and reports concerning operations, often creating delays in drilling, completing new wells and connecting completed wells. Texas and other states in which the Company conducts operations also have statutes and regulations governing conservation matters, including regulation of the size of drilling and spacing or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements on the ratability of production. Many states including Texas also have regulatory mechanisms that attempt to match monthly production to the market demand for oil and gas. Certain existing statutes or regulations may set limits below the rates at which oil and gas is currently produced from wells in which the Company owns an interest or the prices received for its production.

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

         Although Order 636 does not actually regulate gas producers, FERC has stated that Order 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order 636 will have on the Company as a producer. Furthermore, because the requirements of Order 636 are still relatively new it is impossible to predict what effect, if any, Order 636 will have on the Company's gas marketing operations.

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

         Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings or the competitive position of the Company with respect to its existing assets and operations. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

         Management believes that the Company is in compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.


EMPLOYEES

         The Company has twenty-three (23) full-time employees all of whom are associated with the Company's oil and gas activities. Of the twenty-three (23) employees, eighteen are salaried management personnel, and five are field personnel. The Company also contracts with various independent contractors for engineering, land research and fieldwork.


RISK FACTORS

         VOLATILITY OF OIL AND GAS PRICES; MARKETABILITY OF PRODUCTION. The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

         Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

         In addition, the marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and represent a significant risk.

         RISKS OF EXPLORATION AND DEVELOPMENT. Exploration and drilling activities are generally considered to be of a higher risk than acquisitions of producing oil and gas properties. Additionally, certain of the Company's wells seek to discover deposits of gas at deep formations and have more risk than wells seeking to develop hydrocarbons from shallow formations. No assurances can be made that the Company will discover oil and gas in commercial quantities in its exploration and development operations. Expenditure of a material amount of funds in exploration for oil and gas without discovery of commercial quantities of reserves will have a material adverse effect upon the Company.

         OPERATING HAZARDS AND UNINSURED RISKS. The Company's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.

         The Company maintains insurance of various types to cover its operations, including comprehensive general liability. Amounts in excess of base coverages are provided by an umbrella liability policy. In addition, the Company maintains operator's extra expense coverage, which provides coverage for the control of wells drilled and/or producing and redrilling expenses and pollution coverage for wells out of control.

         No assurances can be given that the Company will be able to maintain adequate insurance in the future at rates the Company considers reasonable. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and results of operations.

         ESTIMATES OF OIL AND GAS RESERVES. This document contains estimates of oil and gas reserves, and the future net cash flows attributable to those reserves, prepared by T.J. Smith & Company, Inc., independent petroleum and geological engineers (the "Reserve Engineers"). There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and the Reserve Engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and estimates set forth herein. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a BOE basis, gas was converted to an oil equivalent at the ratio of six Mcf of gas to one Bbl of oil. While this ratio approximates the energy equivalency of gas to oil on a Btu basis, it may not represent the relative prices received by the Company on the sale of its oil and gas production.

         The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to estimated proved reserves set forth in this document were prepared by the Reserve Engineers in accordance with the rules of the Commission, and are not intended to represent the fair market value of such reserves.

         ABILITY TO REPLACE RESERVES. The Company's future success depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. As is generally the case in the Gulf Coast region, many of the Company's producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, the Company must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful exploration or acquisition activities, the Company's reserves and revenues will decline rapidly. No assurances can be given that the Company will be able to find and develop or acquire additional reserves at an acceptable cost.

         The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that the Company's exploitation and development activities will result in any increases in reserves. The Company's operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment. In addition, the costs of exploration and development may materially exceed initial estimates.

         SUBSTANTIAL CAPITAL REQUIREMENTS. The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and issuance of debt and equity securities. The Company makes solicited and unsolicited offers for the acquisition of oil and gas properties in the normal course of business.

         If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

         HEDGING OF PRODUCTION. Part of the Company's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. See "Item 1. Business--Marketing." In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge.

Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

         ENVIRONMENTAL AND OTHER REGULATIONS. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. See "Item 1. Business - Regulation." These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on the operating costs of the Company, as well as on the oil and gas industry in general.

         The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Moreover, the Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred; the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden and accidental environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of its properties in the event of certain environmental damages.

         The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

         MARKETS. The Company's ability to market oil and gas from its wells depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternative fuel sources, the effects of inclement weather, and state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. No assurance can be given that the Company will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas the Company produces.

         In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. Management does not believe that the loss of any of the Company's oil purchasers would have a material adverse effect on the Company's operations. Additionally, since substantially all of the

Company's gas sales are on the spot market, the loss of one or more gas purchasers should not materially and adversely affect the Company's financial condition.



--------------------------------------------------------------------------------

                               ITEM 2. PROPERTIES

--------------------------------------------------------------------------------

OIL AND GAS PROPERTIES

         The Company's significant oil and gas properties are located in Harris, Gray, Carson, Hutchinson, Moore, McMullen, Live Oak, Jasper and Jackson Counties in Texas; Vermilion Parish in Louisiana; Grant and Pottawatomie Counties in Oklahoma; and Kern County, California. Generally, production is from depths of less than 12,000 feet. For additional information about these properties, see "ITEM 7 - Financial Statements and Supplementary Data".

         In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a WI is owned; the number of gross wells is the total number of wells in which a WI is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership WIs in gross wells or gross acres equals one. The number of net wells or acres is the sum of the fractional WIs owned in gross wells or gross acres.

PRODUCTIVE WELLS AND ACREAGE

         Shown below are tabulations of the productive wells and estimates of the Company's net interest in total proved reserves of crude oil, condensate, natural gas liquids and natural gas as of December 31, 1998, based on information prepared by the Company's Reserve Engineers. All wells are located in the United States.

                                                 PRODUCTIVE WELLS
                                       ----------------------------------
                                       Gross                          Net
                                       -----                          ---
                           Gas          116                            60
                           Oil          370                           274
                                        ---                           ---
                           Totals       486                           334
                                        ===                           ===

The following table sets forth developed and undeveloped acreage owned by the Company as of December 31, 1998.

                   DEVELOPED ACREAGE      UNDEVELOPED ACREAGE        TOTAL ACREAGE
                  -------------------     -------------------       ----------------
                   GROSS        NET         GROSS        NET        GROSS      NET
                  ------       ------     ---------     -----       ------    ------
Texas             22,423       15,103       10,688      9,856       33,111    24,959
New Mexico         2,357        1,789           --         --        2,357     1,789
Oklahoma           5,795        2,684        1,630         98        7,425     2,782
Louisiana          2,088          995           --         --        2,088       995
Mississippi          460           62           --         --          460        62
California         6,246        3,965           --         --        6,246     3,965
                  ------       ------       ------      -----       ------    ------
Total             39,369       24,599       12,318      9,954       51,687    34,553
                  ======       ======       ======      =====       ======    ======

RESERVES

         The Company's independent Reserve Engineers prepared the estimates of the proved reserves and the future net cash flows (and present value thereof) attributable to such proved reserves. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31 of each such year, without escalation, and were otherwise prepared in accordance with the Commission regulations regarding disclosure of oil and gas reserve information.

         Petroleum engineering is not an exact science and involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Consequently, reserve estimates are imprecise and are subject to change as additional information becomes available. Estimates based upon shore periods of production may not be reliable as those based upon longer production histories. Further, estimates of oil and gas reserves, of necessity, are projections based on engineering data. As a result of the uncertainties inherent in the interpretation of such data, there can be no assurance that the Company's estimated oil and gas reserves would ultimately be developed. Estimates of the reserves and future net revenues involve projecting future results under current operating and economic conditions. Actual production, revenues, taxes, development expenditures and operating expenses may not occur as estimated. Product prices vary over time due to market forces, which are beyond the Company's control. The Company has not filed any reports with other federal agencies which contain an estimate of total proved net oil and gas reserves.

         The following table sets forth certain information about the estimated proved reserves of the Company as of the dates set forth below.

                                                                       PROVED RESERVES
                                                                ---------------------------

                                                                    Oil &
                                                                  Natural gas
                                                                    Liquids          Gas
                                                                -------------    ----------
                                                                    (BBLS)          (MCFG)
             Balance, January 1, 1996                               113,000       1,220,000
             Purchase of minerals in place                            5,000              --
             Revisions of previous estimates                        (56,000)       (767,000)
             Abandonment of minerals                                 (3,000)       (181,000)
             Production                                              (7,000)        (29,000)
                                                                  ---------      ----------
             Balance, December 31, 1996                              52,000         243,000
             Purchase of minerals in place                        2,071,000       6,176,000

             Revisions of previous estimates                         89,000        (220,000)
             Production                                             (33,000)        (60,000)
                                                                  ---------      ----------
             Balance, December 31, 1997                           2,179,000       6,139,000
             Purchase of minerals in place                        3,245,000      55,840,000
             Revisions of previous estimates                     (1,728,700)      8,583,500
             Production                                            (126,000)     (1,109,000)
                                                                  ---------      ----------
             Balance, December 31, 1998                           3,569,300      69,453,500
                                                                  =========      ==========




         The following tables summarize the net production owned by the Company and produced to its interest, less production and royalties due others, for all properties in which the Company had an interest during the periods indicated. The net production to the Company increased during 1998 as a result of the significant number of oil and gas acquisitions made in 1998. (See "ITEM 1. - BUSINESS.")

OPERATIONS

ANNUAL PRODUCTION                                       1998             1997              1996

Barrels of oil equivalents (Boe)                       310,833          43,000            11,833
Natural gas (Mcf)                                    1,109,000          60,000            29,000
Oil, natural gas liquids & condensate (MBbls)          126,000          33,000             7,000


DAILY PRODUCTION

                                                                    Year Ended December 31,
                                                       ----------------------------------------------
                                                        1998                 1997              1996
                                                       ------               -------           -------
Average net daily production
         Gas (MCFG)                                     3,038                   164                79
         Oil and NGL (Bbls)                               345                    90                19

Average sales price
         Gas ($ per MCFG)                              $ 2.34               $  1.91           $  2.82
         Oil and NGL ($ per Bbl)                       $ 8.46               $ 14.58           $ 21.32


         The average production cost per barrel of oil equivalent, which includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes, were $ 5.87 for 1998, $9.74 for 1997, and $15.80 for 1996. To facilitate comparisons, units of production are expressed in common units, with gas converted to a common unit of oil production on the basis of six MCFG of gas for one Bbl of oil.

         The Company sells gas on a contract basis to one of several purchasers in each of the areas in which it has productive gas wells. The Company sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells. See "ITEM 1. Business - Marketing".


DRILLING ACTIVITIES

         The wells drilled by the Company during the periods indicated are summarized in the following table.

                                                        Year Ended December 31,
                           ------------------------------------------------------------------------------
                           1998                      1997                               1996
                           -----                     -----                              ----
                           Gross       Net           Gross               Net            Gross         Net
                           -----       ---           -----               ---            -----         ---

Development
  Gas                          1       .10              --                --                1         .15
  Oil                         --        --               2                 2                2         .14
  Non-productive              --        --              --                --               --          --
                           -----       ---           -----             -----            -----         ---

Totals                         1       .10               2                 2                3         .29
                           =====       ===           =====             =====            =====         ===


Exploratory
  Gas                         --        --              --                --               --          --
  Oil                         --        --               1             .0042               --          --
  Non-productive              --        --              --                --               --          --
                           -----       ---           -----             -----            -----         ---
Totals                        --        --               1             .0042               --          --
                           =====       ===           =====             =====            =====         ===

TITLE TO PROPERTIES

         The Company believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such properties. The Company's properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by the Company or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests existing under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's NRIs and in estimating the size and value of the Company's reserves. The Company believes that the burdens and obligations affecting its properties are conventional in the industry for properties of the kind owned by the Company.

MINERAL HOLDINGS

         The Company holds a variety of mineral interests, none of which is in production. The Company intends to sell these holdings or, in the event that a sale is not feasible, enter into sublease or joint venture arrangements with third parties. Pending sale or such arrangements, the Company may drill and trench to further delineate reserves on certain of the properties. The Company's mineral holdings are not material to the Company's business.

EXECUTIVE OFFICES

         The Company's principal executive offices, consisting of approximately 14,885 square feet of office space located at 700 Louisiana, Suite 3700, Houston, Texas 77002, are rented from an unrelated party at a current rate of $20,010 per month, under a lease expiring August 31, 2002.

         The Company also maintains a field operations office at Pampa, Texas.

-------------------------------------------------------------------------------

                           ITEM 3. LEGAL PROCEEDINGS

-------------------------------------------------------------------------------

         Neither the Company nor any of its property is subject to any material pending legal proceeding.

-------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------

         No matters were submitted to a vote of the shareholders during the fourth quarter of 1998.

                                    PART II
--------------------------------------------------------------------------------
                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


         The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "FUPT". The following table sets forth the high and low bid quotations for the Company's Common Stock as reported on the OTC Bulletin Board for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions). The Company's Common Stock has traded on a very limited basis during the preceding two years.

                                                   Bid Quotation
                                             ------------------------
                                              High               Low
                                             ------            ------
1998
----
Quarter ended March 31                      $ 0.625            $ 0.312
Quarter ended June 30                       $ 0.687            $ 0.437
Quarter ended September 30                  $ 0.531            $ 0.343
Quarter ended December 31                   $ 0.406            $ 0.260

1997
----
Quarter ended March 31                      $ 0.875            $0.1875
Quarter ended June 30                       $ 1.000            $ 0.625
Quarter ended September 30                  $0.9687            $0.6562
Quarter ended December 31                   $ 0.625            $ 0.250


         As of March 31, 1999, immediately prior to the date of this report, the Company's Stock was quoted on the OTC Electronic Bulletin Board at a closing bid of $0.391.

         On March 31, 1999, the Company had approximately 860 shareholders.

         The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations, net of preferred stock dividends, for the future operation and development of its business. In addition, the Company's primary credit facility restricts payments of dividends on its Common Stock.


UNREGISTERED SALES OF SECURITIES

         During 1998, the year covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

         In May 1998, the Company issued 150,000 shares of Common Stock to NCI Enterprises, Inc. for the acquisition of an interest in the Shawnee Townsite Unit, valued at $37,500. In conjunction with this transaction, the Company issued 31,238 common shares to EnCap Equity 1994, L.P. and 18,762 shares to Energy Capital Investment Company PLC valued at $7,809.50 and $4,690.50, respectively.

         In July 1998, the Company issued 110,000 shares of Common Stock pursuant to previously granted stock options at an exercise price of $.53125.

         In August 1998, the Company acquired certain producing properties from Resources for $5.8 million, 4.7 million shares of Common Stock and a warrant for 250,000 shares of Common Stock and the EnCap entities agreed to modify and extend their outstanding loans in exchange for 2.8 million shares of Common Stock. In conjunction with an employment agreement entered into as part of this transaction, B. Carl Price was issued 350,000 options to purchase Common Stock. See "ITEM 1. Business - Strategic Developments".

         In October 1998, the Company acquired an additional interest in the Shawnee Townsite Unit and acquired an interest in the Gin Unit from NCI Reserves, Ltd., Southwest Sulfur & Oil, Inc., Wayne Newkumet, and Castello Enterprises, Inc. for 280,000 shares of Common Stock.

         In December 1998, the Company acquired substantially all of the assets and liabilities of Resources for $2 million and 100,000 shares of Preferred Stock. See "ITEM 1. Business - Strategic Developments".

         In December 1998, the Company issued an aggregate of 8,333,333 shares of Common Stock to Bargo and TJG in exchange for the cancellation of outstanding debt aggregating $4 million. See "ITEM 1. Business - Strategic Developments".

         The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof. Each purchaser was provided with business and financial information respecting the Company and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves with respect to the Company. Each of the persons acquiring such securities acknowledged in writing that such person was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption therefrom; that such person must bear the economic risk of the investment for an indefinite period; and that the Company would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on the Company's stock transfer records.


-------------------------------------------------------------------------------

           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

-------------------------------------------------------------------------------

GENERAL

                  The Company's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas and its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices.

         Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of crude oil and natural gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of crude oil or natural gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

         The Company uses the full cost method of accounting for the Company's investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool." Oil and gas properties in the pool, plus estimated future expenditures to develop proved reserves and future abandonment, site remediation and dismantlement costs, are depleted and charged to operations using the unit of production method based on the portion of current production to total estimated proved recoverable oil and gas reserves. To the extent that such capitalized cost (net of depreciation, depletion and amortization) exceed the discounted future net cash flows on an after-tax basis of estimated proved oil and gas reserves, such excess costs are charged to operations. Once incurred, the writedown of oil and gas properties is not reversible at a later date even if oil or natural gas prices increase.

         The Company does not have a specific acquisition budget because of the unpredictability of the timing and size of forthcoming acquisition activities. There is no assurance that the Company will be able to identify suitable acquisition candidates in the future, or that the Company will be successful in the acquisition of producing properties. In order to finance any possible future acquisitions, the Company will either use borrowings available under the its credit facility or the Company may seek to obtain additional debt or equity financing in the public or private capital markets. Further, there can be no assurances that any future acquisitions made by the Company will be integrated successfully into the Company's operations or will achieve desired profitability objectives.

         In June 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are its cash flows from operations, borrowings and issuance of debt and equity securities.

         The Company reported net income of $1,408,000 for the year ended December 31, 1998 compared to a consolidated net loss of $12,000 for the year ended December 31, 1997. At December 31, 1998, the Company had negative working capital of $8,034,000, which was a $7,763,000 increase from the $271,000 working capital deficit that the Company had as of December 31, 1997. This decrease in working capital was due primarily to the current portion of long term debt resulting from the acquisition of proved reserves referred to above. Management believes cash flow from those reserves along with the possible issuance of additional equity will be sufficient to eliminate the working capital deficit.

         Effective August 14, 1998, the Company entered into a credit agreement with Bank of America ("Credit Agreement"). Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties as well as by certain pledges of the Company's Common Stock. See "Item 1. Business - Strategic Developments." The Credit Agreement initially provided for a commitment amount of $20 million and a $10.5 million borrowing base ("Borrowing Base"). This Credit Agreement was amended and increased to $27.5 million on November 15, 1998. In December 1998, the Company amended and restated the Credit Agreement to increase the commitment amount to $50 million subject to a borrowing base as determined by Bank of America on an acquisition by acquisition basis. The Credit Agreement is comprised of two Tranches, Tranche A and Tranche B.

          At December 31, 1998, the Tranche A loan commitment amount was $38 million, of which $30.9 million had been borrowed. The Company has a choice of two different interest rates under the Tranche A loan, the Base Rate or the LIBO Rate. The debt bears interest under the Base Rate at the higher of the lender's "Reference Rate" or the Federal Funds Rate plus .5%. The debt bears interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 2%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $50,000 with a minimum transfer amount of $250,000. The Company may borrow, pay, reborrow and repay under the Credit Facility until December 4, 1999, on which date, the revolving credit line converts to a four-year term loan with quarterly principal installments.

         At December 31, 1998, the Tranche B loan commitment amount was $12 million, of which $8.945 million had been borrowed. The Company has a choice of two different interest rates under the Tranche B loan, the Base Rate or the LIBO Rate. The debt bears interest under the Base Rate at the higher of the lender's "Reference Rate" plus 2% (through April 4, 1999, and plus 4% thereafter until maturity) or the Federal Funds Rate plus 2.5% (through April 4, 1999, and plus 4.5% thereafter until maturity). The debt bears interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 4% (through April 4, 1999, and plus 6% thereafter until maturity). The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $50,000 with a minimum transfer amount of $250,000. On June 4, 1999 the Company must repay in full all amounts outstanding under Tranche B.


CASH FLOW TO OPERATING ACTIVITIES

         Operating activities of the Company during 1998 provided net cash of $350,000. The Company acquired oil and gas properties totaling $29,857,000 in 1998 with the majority of these acquisitions occurring in the 4th quarter of the year. Investing activities in 1998 used net cash of $31,692,000, primarily due to the acquisition of these oil and gas properties. Financing activities in 1998 provided net cash of $32,290,000 primarily due to proceeds from the issuance of debt.

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

RESULTS OF OPERATIONS

         Comparison of Years Ended December 31, 1998 and 1997

         Total revenues in 1998 increased to $3,679,000 from $772,000 in 1997, primarily due to the acquisition of oil and gas properties. Production costs increased due to the purchase of these proved reserves. General and administrative expenses increased to $783,000 from $154,000 in 1997 due to the acquisition of Resources and increased overhead associated with the Company's increased acquisition activity. The Company had net income of $1,408,000 in 1998 compared to a net loss of $12,000 in 1997, primarily due to the acquisition of proved reserves. The majority of the cash flow generated from these additional reserves was primarily used to pay interest costs.

         Comparison of Years Ended December 31, 1997 and 1996

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


INFLATION

         The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation.


YEAR 2000 ISSUE

         Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the Year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. Because the Company's software systems are relatively new, the Company was aware of and considered Year 2000 issues at the time of purchase or development of such systems. In addition, the Company has recently completed an assessment of its core financial and operational software systems to ensure compliance. The licensor of the Company's core financial software system has certified that such software is Year 2000 compliant. Additionally, other less critical software systems and various types of equipment have been assessed and are believed to be compliant.

         The Company believes that the potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not impact the Company's ability to continue exploration, drilling, production or sales activities. The Company has initiated and will continue to have formal communications with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

         The Company has determined it has no exposure to contingencies related to the Year 2000 issue with respect to products sold to third parties. The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has substantially completed the Year 2000 project. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

-------------------------------------------------------------------------------

              ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-------------------------------------------------------------------------------


         The table of contents of the financial statements and supplementary data included in this report is contained in "ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K".

-------------------------------------------------------------------------------

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

-------------------------------------------------------------------------------


         On February 15, 1999 the Company engaged PricewaterhouseCoopers LLP ("PWC") as its independent auditors. Hein & Associates LLP ("Hein") was dismissed by approval of the Company's Board of Directors. This change was reported on Form 8-K filed with the SEC on February 25, 1999.

         During the Company's two most recent fiscal years there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein would have caused Hein to make reference to the subject matter of the disagreement in its report on the financial statements for such years.


                                    PART III

-------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

-------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age and position of each executive officer and director of the Company.

                                                                                              Director
                                                                                                Term
     Name                           Age                        Position                        Expires
     ----                           ---                        --------                        -------
Tim J. Goff                         40               Chairman of the Board, Chief
                                                     Executive Officer, President                2002
B. Carl Price                       40               Vice-President, Director                    2002
Thomas D. Barrow                    52               Director                                    2001
D. Martin Phillips                  45               Director                                    2001
Gary R. Petersen                    52               Director                                    2002
Mary E. Vanderhider                 34               Director, Vice President of
                                                     Administration, Secretary                   2000
Kimberly G. Seekely                 37               Director, Chief Financial Officer           2000


         The articles of incorporation of the Company provide that the board of directors shall be divided into three classes of approximately equal size, with the directors in each class elected for a three-year term. In connection with the August Transaction, Resources, the EnCap Entities, the Price Group and the Company entered into a Shareholders' Agreement whereby the parties thereto agreed to cause the Board of Directors of Future to be composed of seven persons. Each party further agreed to vote their shares of Common Stock in connection with the election of directors of the Company for two nominees of Resources, two nominees of the EnCap Entities and three nominees of the Price Group. In addition, the parties to the Shareholders' Agreement agreed that one of the nominees of Resources would be the Chairman of the Board of Directors of the Company. The parties to the Shareholders' Agreement have also granted to each other certain rights of first refusal and tag along rights with respect to proposed transfers of their Common Stock. Pursuant to the December Transaction, Resource's (and certain of its affiliates) board representation was increased from three director nominees to four director nominees and the Price Group's board representation was decreased from three director nominees to one director nominee. Pursuant to the Pending Transaction, Resources board representation would decrease, while the board representation of certain investors would increase. No assurances can be given, however, that the Pending Transaction will be consummated or as to the final terms of the Pending Transaction. See "Item 1. Business Strategic Developments."

         Officers serve at the pleasure of the board of directors. Biographical information for each of the executive officers and directors is presented below:


TIM J. GOFF

         Since December 1998, Tim J. Goff has served as the Company's president and chief executive officer. Mr. Goff was appointed as Chairman of the Board of Directors in August of 1998. Mr. Goff has over 18 years of oil and gas industry experience. Prior to his present position with Future, Mr. Goff was Managing Principal and Chief Executive Officer of Bargo Energy Company ("Bargo") which was formed in 1993 to acquire oil and gas properties. In the five years he ran Bargo, Mr. Goff acquired more than $100 million of oil and gas properties. Prior to forming Bargo, Mr. Goff served as Vice President of Special Projects and Assistant to the Chairman of the Board and CEO of Torch Energy Advisors, Inc. He holds a Bachelor of Business Administration Degree in Accounting from Central Arkansas University.

B. CARL PRICE

         Since December 1998, B. Carl Price has served as a vice president of the Company. From 1993 until the transaction with Resources in December 1998, he served as the Company's President. He continues to serve as a director of the Company, a position he has held since 1993. He attended Oklahoma State University where he majored in business. Mr. Price has been a landman since the mid 1980's where he gained much experience by initiating, managing, acquiring and operating oil and gas ventures and properties.

THOMAS D. BARROW

         Thomas D. Barrow has been a director of the Company since August 1998. Mr. Barrow has over 24 years of oil and gas industry experience. Mr. Barrow was Managing Principal of Bargo since its formation in 1993. Prior to forming Bargo with Mr. Goff, he was co-founder and President of Barrow Energy Company, and B&N Petroleum, Inc., and currently serves as a Director of Nuevo Energy Company, a New York Stock Exchange listed company.

D. MARTIN PHILLIPS

         D. Martin Phillips has been a director of the Company since August 1998. Mr. Phillips is a Managing Director and principal of EnCap Investments L.C. which is a funds management and investment banking firm which focuses exclusively on the oil and gas industry. Prior to joining EnCap, Mr. Phillips served as Senior Vice President in the Energy Banking Group of NCNB Texas National Bank in Dallas, Texas. He has over 20 years of experience in energy banking.

Mr. Phillips also serves as a Director of Breitburn Energy Company LLC and is on the board of the Houston Producers' Forum.

GARY R. PETERSEN

         Gary R. Petersen has been a director of the Company since August 1998. Mr. Petersen is a co-founder and principal of EnCap Investments L.C. with over 25 years of energy experience. EnCap Investments specializes in procuring and managing institutional capital and providing merchant/investment banking services for exploration and production companies. Mr. Petersen had previously served as Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group for RepublicBank Corporation in Houston, Texas. He holds B.B.A. and M.B.A. degrees in finance from Texas Tech University and has done post graduate studies at American University in Washington D.C. and the Stonier Graduate School of Banking at Rutgers University. He is also a member of the Board of Directors of Nuevo Energy Inc., Belden & Blake Energy Company, Energy Capital Investment Company and Equus II, Inc.

MARY E. VANDERHIDER

         Mary E. Vanderhider has been the corporate secretary, vice president of administration and a director of the Company since December 1998. Prior to her affiliation with Future, she served as Vice President of Bargo where she began as one of the founders in 1993. Ms. Vanderhider attended Stephen F. Austin State University where she majored in business administration.

KIMBERLY G. SEEKELY

         Kimberly G. Seekely has been a director of the Company since December 1998. Prior to her affiliation with Future, she worked for Bargo as its chief accounting officer. Ms. Seekely has over 14 years of financial and private industry experience. Ms. Seekely attended Bowling Green State University where she received a Bachelor of Science in Business Administration. She is a certified public accountant.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or respecting its last fiscal year, except as described below, no person who, at any time during the most recent fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to
Section 16 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

B. Carl Price filed one late Report on Form 4, regarding a transaction for the exercise of certain stock options on September 8, 1998, for a transaction in April 1998.

-------------------------------------------------------------------------------

                        ITEM 10. EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth, for each of the last three fiscal years, cash compensation received by any person serving as chief executive officer of the Company during the last preceding fiscal year. No other executive officer was paid a salary and bonus that exceeded $100,000 for the most recent fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                               --------------------------------------------
                                    Annual Compensation                               Awards                 Payouts
------------------------------------------------------------------             ----------------------    ------------------
         (a)                (b)       (c)     (d)           (e)                   (f)         (g)          (h)       (i)
                                                           Other                           Securities
                                                           Annual              Restricted  Underlying             All Other
                          Year                             Compen-               Stock      Options/       LTIP    Compen-
Name and Principal        Ended      Salary   Bonus        sation               Award(s)      SARs       Payouts   sation
Position (1)              Dec. 31     ($)      ($)          ($)                   (#)         (#)          ($)       ($)
------------------        -------    ------   -----        -------             ----------  ----------    -------  ---------

B. Carl Price,             1998     $92,708     --       $28,500(2)                 --      350,000(3)      --        --
Vice President, Director   1997     $12,000     --       $50,300(2)                 --      200,000(4)      --        --
                           1996     $12,000     --       $21,583(2)                 --           --         --        --

Tim J. Goff,
CEO                        1998     $25,000     --            --                    --           --         --        --
President, Director


(1) On December 15, 1998 in conjunction with the acquisition of Resources, Tim
J. Goff became CEO and President of the Company and B. Carl Price, who had served as CEO and President during 1997 and 1996, became Vice President. Future agreed to reimburse Resources for salaries and expenses from the effective date of November 1, 1998.

(2) Represents amounts paid during 1998, 1997 and 1996 to Price Oil & Gas Co., a company owned by Mr. Price, for consulting services provided to the Company.

(3) On August 14, 1998, the Company granted to B. Carl Price a ten-year option to purchase 350,000 shares at an exercise price of $.40625, based on the approximate market price of the Company's common stock on the date of grant.

(4) On January 10, 1997, the Company granted to B. Carl Price five-year options to purchase 200,000 shares, respectively, at $0.44275 per share, based on the approximate market price of the Company's common stock on the date of grant.

         The following table sets forth, for the last fiscal year, option grants to the executive officers named in the Summary Compensation Table.


                             Option Grants in 1998

                               Number of              Percent of
                              Securities             Total Options
                              Underlying              Granted to            Exercise              Expiration
         Name               Options Granted        Employees in 1998         Price                   Date
         ----               ---------------        -----------------         -----                   ----

B. Carl Price                   350,000                                     $0.40625  (1)        August 14, 2008

Tim J. Goff                          --                          --               --                          --


 (1) The option was granted on August 14, 1998. The price of the Common Stock on the OTC Bulletin Board on August 14, 1998 was $.40625 and all options were vested upon issue.



AGGREGATE OPTION EXERCISES IN 1998 AND OPTION VALUES

         The following table sets forth information respecting the exercise of options during the fiscal year ended December 31, 1998, by executive officers named in the Summary Compensation Table and the fiscal year end values of unexercised options.


                                                                     Number of           Value of
                                                                     Securities         Unexercised
                                                                     Underlying         In-the-Money
                                                                     Unexercised          Options
                                                                     Options at      FY End  at FY End ($)
                           Shares Acquired                           Exercisable/        Exercisable/
         Name              on Exercise (#)     Value Realized ($)   Unexercisable       Unexercisable
         ----              ---------------     ------------------   -------------       -------------

B. Carl Price.............          --                      --       587,720/--          $ 2,494/--
Tim J. Goff...............          --                      --            --/--             $ --/--


EMPLOYMENT AGREEMENTS, DEFERRED SALARY AND BENEFITS

         On August 14, 1998, the Company entered into an Amended and Restated Executive Employment Agreement with B. Carl Price. The agreement is for a three-year term and is automatically extended for an additional year upon each anniversary of the effective date unless terminated. The minimum annual compensation is $125,000 subject to adjustments and bonuses. At the option of Mr. Price, a portion of the compensation may be paid in stock of the Company, based on the market price of the stock. See "ITEM 11. Security Ownership of Certain Principal Stockholders and Management".

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

         On June 6, 1998 the shareholders of the Company approved an amendment to the 1993 Employee Incentive Plan increasing the number of authorized shares that may be granted under the Plan from 800,000 to 1,600,000 shares. An important element of the Company's compensation program is the award of stock options. The increase in the total number of shares that may be granted under the Plan was made to ensure that select employees maintain a sufficient equity interest in the Company as stock is issued in connection with the acquisition of additional oil and gas interests of the Company and for other reasons. All other provisions of the Plan remain unchanged.

-------------------------------------------------------------------------------

                         ITEM 11. SECURITY OWNERSHIP OF
                 CERTAIN PRINCIPAL STOCKHOLDERS AND MANAGEMENT

-------------------------------------------------------------------------------

         The following table sets forth information with respect to the ownership of shares of Common Stock and Preferred Stock as of March 31, 1999, by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock or Preferred Stock. To the Company's knowledge, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated. The address for each director and beneficial owner of more than 5% of the outstanding shares of Common Stock is 700 Louisiana, Suite 3700, Houston, Texas 77002, unless otherwise indicated.

                                                      COMMON STOCK(1)                 PREFERRED STOCK(1)
                                             --------------------------------      ------------------------
                                                                   PERCENT OF                    PERCENT OF
      NAME OF BENEFICIAL OWNER                  AMOUNT               CLASS           AMOUNT         CLASS
      ------------------------               --------------        ----------      ---------     ----------

DIRECTORS AND EXECUTIVE OFFICERS:
     Thomas D. Barrow...............          8,666,666.658(2)        27.9%        33,333.33        33.3%
     Tim J. Goff....................         21,944,858.658(3)        70.2%        33,333.33(4)     33.3%
     Gary R. Petersen (5)...........                     --                               --          --
     D. Martin Phillips (5).........                     --                               --          --
     B. Carl Price..................              1,740,000(6)         7.6%               --          --
     Kimberly G. Seekely............                     --                               --          --
     Mary Elizabeth Vanderhider.....                     --                               --          --

Common Stock owned by
  All directors and executive
  Officers as a group (7 persons)...         32,351,525.306           79.77%       66,666.66        66.7%

5% STOCKHOLDERS:
     Energy Capital Investments
        Co. PLC(7)..................              2,269,886           10.2%               --          --

     EnCap Equity 1994, L.P.(7).....              2,424,973           10.9%               --          --
     TJG Investments, Inc...........              1,255,000(8)         5.6%               --          --
     Bargo Energy Company...........              7,078,333(9)        31.7%               --          --
     James E. Sowell................          8,666,666.684(10)       27.9%        33,333.33       33.33%
     Bargo Operating Company,
       Inc..........................              5,204,859(11)       22.8%            1,000(12)       1%
     Bargo Energy Resources,
        Ltd...........................            4,944,859(13)       21.9%               --          --
     Don Wm. Reynolds...............                753,362            3.4%(14)           --          --

-------------------------

(1) As of March 31, 1999 there were 22,357,786 shares of Common Stock and 100,000 shares of Preferred Stock outstanding. Each share of Preferred Stock may be converted into 260 shares of Common Stock. All shares of Preferred Stock are convertible within 60 days from March 31, 1999.

(2) All of the shares of Common Stock beneficially owned by Mr. Barrow represent shares that may be acquired within 60 days from March 31, 1999 upon the conversion of the Preferred Stock owned by Mr. Barrow. Mr. Barrow's address is P.O. Box 2588, Longview, Texas 75606.

(3) Mr. Goff shares voting and investment power with TJG Investments, Inc. ("TJG") with respect to 1,255,000 shares, with Bargo Energy Company ("Bargo Energy") with respect to 7,078,333 shares, and jointly with Bargo Operating Company, Inc. ("Bargo Operating") and Bargo Energy Resources, Ltd. ("Resources") with respect to 4,694,859 shares. In addition Mr. Goff shares voting and investment power jointly with Bargo Operating and Resources with respect to a warrant to purchase 250,000 shares of Common Stock which may be exercised within 60 days from March 31, 1999. The remaining shares represent shares which may be acquired upon conversion of outstanding Preferred Stock within 60 days from March 31, 1999. Mr. Goff has sole voting and investment power with respect to 8,406,666.67 shares of Common Stock which may be acquired upon conversion of Preferred Stock and shares voting and investment power with Bargo Operating with respect to 260,000 shares of Common Stock which may be acquired upon conversion of Preferred Stock.

(4) Includes 1,000 shares of Preferred Stock for which Mr. Goff shares voting and investment power with Bargo Operating and 32,333.33 shares of Preferred Stock over which Mr. Goff has sole voting and investment power.

(5) According to a Schedule 13D/A filed by Energy Capital Investment Co. PLC ("Energy PLC"), EnCap Equity 1994, L.P., ("EnCap") and certain of their affiliates on September 4, 1998, Messrs. Petersen and Philips are not deemed to have beneficial ownership of any of the shares of Common Stock held by Energy PLC and EnCap.

(6) Includes 550,000 shares of Common Stock that may be acquired pursuant to employee stock options which may be exercised immediately. Also includes 63,131 shares of Common Stock, the maximum number of shares which Mr. Price has the right to acquire during the 60 days following March 31, 1999 under an employment agreement with Future. Under this agreement, Mr. Price may elect to receive all or a portion of his salary in shares of Common Stock at a price per share of $0.33 per share until December 31, 1999. From January 1, 1999 and until the employment agreement terminates, the purchase price per share is the average midpoint between the bid and asked price of the Common Stock on the OTC Bulletin Board for the last five days of the calendar year prior to the year the compensation is earned. The 63,131 shares included in the foregoing table represents the maximum number of shares which Mr. Price could acquire during the 60-day period following March 31, 1999 if he converted all of his salary into shares of Common Stock.

(7) The address of Energy Capital Investments Co. PLC and EnCap Equity 1994, L.P. is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Investments L.C. is the general partner of EnCap Equity 1994 L.P. and serves as an investment advisor to Energy Capital Investment Co. P.L.C. EnCap Investments L.C. disclaims any beneficial ownership of Energy Capital Investments Co. P.L.C.'s and EnCap Equity 1994 L.P.'s shares.

(8) TJG shares voting and investment power with respect to these shares with Tim J. Goff.

(9) Bargo Energy shares voting and investment power with respect to these shares with Tim J. Goff.

(10) All of the shares of Common Stock beneficially owned by Mr. Sowell represent shares that may be acquired within 60 days from March 31, 1999 upon the conversion of the Preferred Stock owned by Mr. Sowell. Mr. Sowell's address is 3131 McKinney Avenue, Suite 200, Dallas, Texas 75204.

(11) Bargo Operating shares voting and investment power with respect to 4,694,859 shares jointly with Tim J. Goff and Resources. In addition, Bargo Operating shares voting and investment power jointly with Tim J. Goff and Resources with respect to a warrant to purchase 250,000 shares of Common Stock which may be exercised within 60 days from March 31, 1999. Bargo Operating also shares voting and investment power with Tim J. Goff with respect to 260,000 shares of Common Stock which may be acquired upon conversion of Preferred Stock within 60 days from March 31, 1999.

(12) Bargo Operating shares voting and investment power with respect to these shares with Tim J. Goff.

(13) Resources shares voting and investment power jointly with Tim J. Goff and Bargo Operating with respect to 4,694,859 shares and a warrant to purchase 250,000 shares of Common Stock which may be exercised within 60 days from March 31, 1999.

(14) Mr. Reynolds is party to an Amended and Restated Stockholders Agreement between the Company, Resources, Energy PLC, EnCap and certain other stockholders, by virtue of which Mr. Reynolds may be deemed to beneficially own over 5% of the outstanding Common Stock. Mr. Reynolds disclaims such beneficial ownership.


-------------------------------------------------------------------------------

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------


         In November 1997, the Company entered into a five-year agreement with Robert Price for rental of certain property used as a storage yard. The minimum annual compensation anticipated by the agreement is $15,600. A portion of the compensation may be paid in stock of the Company based on the market price of the stock, as specified in the agreement. For the year ended December 31, 1998, the Company issued to Robert Price 37,143 common shares of the Company pursuant to the agreement.

         Price Oil & Gas Co., a company owned by B. Carl Price, provides certain consulting services to the Company. For the year ended December 31, 1998, Price Oil & Gas Co. was paid $28,500 for such services.

         Pursuant to the August Transaction, Future renewed and extended indebtedness owed to the EnCap Entities, principal shareholders of the Company, in the amount of $7.3 million. In connection with the renewal and extension, EnCap and ECIC were issued 1,373,097 and 1,471,782 shares of Common Stock, respectively. The indebtedness was paid in full in connection with the December Transaction. Gary R. Petersen and D. Martin Phillips are principals of EnCap Investments L.C. EnCap Investments L.C. is the general partner of EnCap and serves as an investment advisor to ECIC.

         On October 15, 1998, the Company acquired certain interests, effective September 1, 1998, in oil and gas properties located in Texas from Resources, a principal shareholder of the Company. The properties were on the same date acquired by Resources from Chevron, U.S.A. Inc. for $6.1 million. In consideration for assigning all of its rights and interests in these properties to the Company per the purchase and sale agreement, Resources received a fee of $166,000 which approximated the net revenue for the month of September 1998.

         On October 15, 1998, the Company issued $4 million in subordinated promissory notes to Bargo Energy and TJG in connection with the acquisition of certain oil and gas properties from Bargo Energy and TJG.

         On October 15, 1998, the Company acquired certain oil and gas properties from Pledger Partners, Ltd. ("Pledger") for $1 million. Pledger is a Texas limited partnership owned by Bargo Energy and certain EnCap entities.

         On November 19, 1998, the Company acquired interests in oil and gas properties located in Texas and Louisiana from Resources, a principal shareholder of the Company, for a cash purchase price of $4,354,000. The properties were on the same date acquired by Resources from Cody Energy, Inc., a Delaware corporation ("Cody Energy"), and Cody Texas, L.P. a Texas limited partnership ("Cody Texas"), for a purchase price of $4,354,000.

         On December 14, 1998, the Company acquired additional interests in Texas for a cash purchase price of $3,526,000. The Company acquired the additional properties from Resources, which properties were on the same date acquired by Resources from Cody Energy and Cody Texas.

         On December 15, 1998 the Company acquired substantially all of the assets and liabilities, including the going concern value, of Resources, a principal shareholder of the Company, for $2 million and 100,000 shares of Preferred Stock. In addition, Future issued 8,333,333 shares of its common stock to Bargo Energy and TJG in exchange for the cancellation of outstanding debt aggregating $4 million associated with the October transaction. Bargo Energy and TJG are affiliates of Resources. Tim J. Goff is the sole shareholder of TJG. Mr. Goff and Thomas D. Barrow, a director of the Company, are partners of Bargo Energy.

         As of December 31, 1998, the Company owes Resources $521,162 and Bargo Energy $53,040 for costs incurred on its behalf.

-------------------------------------------------------------------------------

                     ITEM 13. EXHIBITS REPORTS ON FORM 8-K

-------------------------------------------------------------------------------

(a)(1) Financial Statements. The following statements are included in this report:


TITLE OF DOCUMENT                                                                               PAGE

         Independent Auditor's Report for the Year Ended December 31, 1998                       F-1

         Independent Auditor's Report for the Years Ended December 31, 1997 and 1996             F-2

         Consolidated Balance Sheet as of December 31, 1998 and 1997                             F-3

         Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996                                                        F-4

         Consolidated Statement of Changes in Stockholders' Equity for the
         Period from January 1, 1996, through December 31, 1998                                  F-5

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996                                                        F-6

         Notes to Consolidated Financial Statements                                              F-7


(a)(2) Exhibits. The following exhibits are included as part of this report. (See exhibit index in separate exhibit volume):

                                 EXHIBIT LIST


Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

    Item 2                   Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
--------------- ------------------------------------------------------------------------------------------------------

     2.1                       Purchase and Sale  Agreement  dated May 1, 1998 by and among      Incorporated by
                               the Company,  Energy Capital  Investment  Company PLC, EnCap        Reference(1)
                               Equity 1994 Limited Partnership and NCI Enterprises, Inc.

     2.2                       Agreement  and Plan of Merger  dated  August 14, 1998 by and      Incorporated by
                               among the Company,  Bargo Energy  Resources,  Ltd.,  SCL-CAL        Reference(1)
                               Company and Future-Cal-Tex Corporation

     2.3                       Purchase and Sale  Agreement  between  Bargo Energy  Company      Incorporated by
                               and TJG Investment,  Inc., as Sellers,  and the Company,  as        Reference(2)
                               Buyer, dated October 15, 1998

     2.4                       Purchase and Sale Agreement between Pledger Partners,  Ltd.,      Incorporated by
                               as Seller and the Company, as Buyer, dated October 15, 1998         Reference(2)

Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

     2.5                       Purchase  and Sale  Agreement  between NCI  Reserves,  Ltd.,      Incorporated by
                               Southwest Sulfur & Oil, Inc.,  Wayne Newkumet,  and Castello        Reference(2)
                               Enterprises,  Inc., as Sellers,  and the Company,  as Buyer,
                               dated October 15, 1998

     2.6                       Purchase and Sale Agreement  between NCI  Properties,  Ltd.,      Incorporated by
                               as Seller, and the Company, as Buyer, dated October 15, 1998        Reference(2)

     2.7                       Purchase and Sale Agreement  between Bargo Energy Resources,      Incorporated by
                               Ltd., as Seller,  and the Company,  as Buyer,  dated October        Reference(2)
                               15, 1998

     2.8                       Purchase and Sale Agreement  between Bargo Energy Resources,      Incorporated by
                               Ltd., as Seller,  and the Company,  as Buyer, dated November        Reference(3)
                               13, 1998

     2.9                       Asset Purchase  Agreement and Plan of  Reorganization  dated      Incorporated by
                               December  15, 1998 by and among the  Company,  Bargo  Energy        Reference(4)
                               Resources,  Ltd.,  Bargo Energy Company and TJG Investments,
                               Inc

     2.10                      Purchase and Sale Agreement  dated November 25, 1997, by and      Incorporated by
                               among the Company,  Energy Capital  Investment  Company PLC,        Reference(6)
                               EnCap Equity 1994 Limited Partnership,  and Gecko Booty 1994
                               I Limited Partnership

    Item 3                                      Articles of Incorporation and Bylaws
--------------- ------------------------------------------------------------------------------------------------------

     3.11                      Articles of Restatement of the Articles of Incorporation          Incorporated by
                                                                                                   Reference(5)

     3.2                       Bylaws                                                            Incorporated by
                                                                                                   Reference(5)

    Item 4                    Instruments Defining the Rights of Security Holders, Including Indentures
--------------- ------------------------------------------------------------------------------------------------------

     4.1                       Articles of Restatement of the Articles of Incorporation          Incorporated by
                                                                                                   Reference(5)

     4.2                       Bylaws                                                            Incorporated by
                                                                                                   Reference(5)

     4.3                       Agreement  dated August 14, 1998 by and among B. Carl Price,      Incorporated by
                               Bargo Energy  Resources,  Ltd.,  Energy  Capital  Investment        Reference(1)
                               Company PLC, and EnCap Equity 1994 Limited Partnership

     4.4                       Certificate of Designation of Convertible  Preferred  Stock,      Incorporated by
                               Series A                                                            Reference(4)

Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

   Item 10                                               Material Contracts
--------------- ------------------------------------------------------------------------------------------------------

     10.1                      Promissory  Note dated November 25, 1997 from the Company to      Incorporated by
                               Gecko booty 1994 I Limited Partnership                              Reference(6)

     10.2                      Promissory  Note dated  November 25, 1997,  from the Company      Incorporated by
                               to Energy Capital Investment Company, PLC                           Reference(6)

     10.3                      Amendment  to Renewal  Promissory  Note dated May 1, 1998 by      Incorporated by
                               the Company to Energy Capital  Investment  Company PLC dated        Reference(1)
                               August 14, 1998

     10.4                      Renewal  Promissory  Note of the  Company  payable to Energy      Incorporated by
                               Capital Investment Company PLC dated October 15, 1998               Reference(2)

     10.5                      Promissory  Note dated  November 25, 1997,  from the Company      Incorporated by
                               to EnCap Equity 1994 Limited Partnership                            Reference(6)

     10.6                      Amendment  to Renewal  Promissory  Note dated May 1, 1998 by      Incorporated by
                               the Company to EnCap Equity 1994 Limited  Partnership  dated        Reference(1)
                               August 14, 1998

     10.7                      Renewal  Promissory  Note of the  Company  payable  to EnCap      Incorporated by
                               Equity 1994 Limited Partnership dated October 15, 1998              Reference(2)

     10.8                      Note  Restructuring  Agreement  by and  among  the  Company,      Incorporated by
                               Energy  Capital  Investment  Company PLC,  EnCap Equity 1994        Reference(1)
                               Limited   Partnership   and  Gecko   Booty  1994  I  Limited
                               Partnership dated August 14, 1998

     10.9                      Credit  Agreement  between  the  Company and Bank of America      Incorporated by
                               National Trust and Savings Association dated August 14, 1998        Reference(1)

    10.10                      Amendment No. 1 to Credit Agreement  between Bank of America      Incorporated by
                               National  Trust and  Savings  Association  and the  Company,        Reference(3)
                               dated November 16, 1998

    10.11                      Amended and Restated  Credit  Agreement  between the Company      Incorporated by
                               and Bank of America  National Trust and Savings  Association        Reference(4)
                               dated December 4, 1998

    10.12                      Amended and Restated Secured  Promissory Note of the Company      Incorporated by
                               payable  to Bank  of  America  National  Trust  and  Savings        Reference(3)
                               Association dated November 18, 1998

Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

    10.12                      Master  Subordination  Agreement  by  and  between  Bank  of      Incorporated by
                               America  National Trust and Savings  Association  and Energy        Reference(1)
                               Capital   Investment  Company  PLC  and  EnCap  Equity  1994
                               Limited Partnership dated August 14, 1998

    10.13                      First  Amendment  to Master  Subordination  Agreement by and      Incorporated by
                               among   Bank  of   America   National   Trust  and   Savings        Reference(2)
                               Association  and  Energy  Capital  Investment  Company  PLC,
                               EnCap   Equity  1994  Limited   Partnership,   Bargo  Energy
                               Company, and TJG Investments, Inc., dated October 15, 1998

    10.14                      Subordination   Agreement  by  and  among  Bank  of  America      Incorporated by
                               National  Trust and Savings  Association  and Energy Capital        Reference(2)
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited
                               Partnership,  Bargo  Energy  Company,  and TJG  Investments,
                               Inc., dated October 15, 1998

    10.15                      Intercreditor  and Collateral  Agency Agreement by and among      Incorporated by
                               Energy  Capital  Investment  Company PLC,  EnCap Equity 1994        Reference(2)
                               Limited   Partnership,   Bargo  Energy   Company,   and  TJG
                               Investments, Inc., dated October 15, 1998

    10.16                      Promissory  Note of the  Company  payable  to  Bargo  Energy      Incorporated by
                               Company in the principal  amount of $3,397,600 dated October        Reference(2)
                               15, 1998

    10.17                      Promissory Note of the Company  payable to TJG  Investments,      Incorporated by
                               Inc. in the principal  amount of $602,400  dated October 15,        Reference(2)
                               1998

    10.18                      Security  Agreement  dated May 1, 1998  between  the Company      Incorporated by
                               and Energy  Capital  Investment  Company  PLC,  EnCap Equity        Reference(1)
                               1994  Limited  Partnership,  and Gecko  Booty 1994 I Limited
                               Partnership

    10.19                      First  Amendment  to  Security   Agreement   between  Energy      Incorporated by
                               Capital  Investment  Company PLC,  EnCap Equity 1994 Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,   as  secured   parties,   and   NCI-Shawnee   Limited
                               Partnership, as debtor, dated October 15, 1998

    10.20                      First  Amendment  to  Security   Agreement   between  Energy      Incorporated by
                               Capital  Investment  Company PLC,  EnCap Equity 1994 Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc., as secured  parties,  and Future Cal-Tex  Corporation, as debtor, dated October 15, 1998

Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

    10.21                      Second  Amendment  to  Security   Agreement  between  Energy      Incorporated by
                               Capital  Investment  Company PLC,  EnCap Equity 1994 Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as secured  parties,  and the Company,  Future Energy
                               Corporation,    Future   Petroleum    Corporation,    Future
                               Acquisitions  1995,  Ltd., and BMC Development No. 1 Limited
                               Partnership, as debtors, dated October 15, 1998

    10.22                      First  Amendment  to  Security  Agreement  between  Bank  of      Incorporated by
                               America National Trust and Savings  Association,  as lender,        Reference(3)
                               and each of the Company,  Future Energy Corporation,  Future
                               Petroleum  Corporation,   Future  CAL-TEX  Corporation,  BMC
                               Development No. 1 Limited  Partnership,  Future  Acquisition
                               1995,  Ltd.,  and  NCI-Shawnee   Limited   Partnership,   as
                               debtors, dated November 18, 1998

    10.23                      Guaranty  dated  April 30,  1998 by the  Company in favor of      Incorporated by
                               Energy  Capital  Investment  Company PLC,  EnCap Equity 1994        Reference(1)
                               Limited   Partnership,   and  Gecko  Booty  1994  I  Limited
                               Partnership

    10.24                      Second   Amendment  to  Guaranty   between   Energy  Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as sellers,  and Future  Energy  Corporation,  Future
                               Petroleum   Corporation,   BMC  Development  No.  1  Limited
                               Partnership,   and  Future   Acquisition   1995,   Ltd.,  as
                               guarantors, dated October 15, 1998

    10.25                      First   Amendment  to  Guaranty   between   Energy   Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc., as sellers,  and NCI-Shawnee Limited  Partnership,  as guarantor, dated October 15, 1998

    10.26                      First   Amendment  to  Guaranty   between   Energy   Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as  sellers  and  Future  Cal-Tex   Corporation,   as
                               guarantor, dated October 15, 1998

Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

    10.27                      First   Amendment  to  Guaranty   between  Bank  of  America      Incorporated by
                               National Trust and Savings Association,  as lender, and each        Reference(3)
                               of the Company, Future Energy Corporation,  Future Petroleum
                               Corporation,  Future CAL-TEX  Corporation,  BMC  Development
                               No. 1 Limited  Partnership,  Future  Acquisition 1995, Ltd.,
                               and NCI-Shawnee Limited  Partnership,  as guarantors,  dated
                               November 18, 1998

    10.28                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Bargo Energy Resources,  Ltd. dated        Reference(1)
                               August 14, 1998

    10.29                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Energy Capital  Investment  Company        Reference(1)
                               PLC dated August 14, 1998

    10.30                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings   Association   and  EnCap   Equity   1994   Limited        Reference(1)
                               Partnership dated August 14, 1998

    10.31                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and B. Car Price dated August 14, 1998          Reference(1)

    10.32                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association  and Don Wm.  Reynolds dated August 14,        Reference(1)
                               1998

    10.33                      Second Amendment to Pledge Agreement  between Energy Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as secured  parties,  and the Company,  Future Energy
                               Corporation,  and Future Petroleum Corporation,  as debtors, dated October 15, 1998

    10.34                      First Amendment to Pledge Agreement  between Bank of America      Incorporated by
                               National  Trust and Savings  Association,  as secured party,        Reference(3)
                               and each of the Company,  Future Energy Corporation,  Future
                               Petroleum  Corporation,  EnCap  Equity  1994,  Ltd.,  Energy
                               Capital  Investment  Company PLC,  Bargo  Energy  Resources,
                               Ltd, B. Carl Price, and Don Wm. Reynolds, as debtors,  dated
                               November 18, 1998

    10.35                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Bargo Energy Company dated December        Reference(4)
                               15, 1998

Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

    10.36                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings   Association  and  TJG   Investments,   Inc.  dated        Reference(4)
                               December 15, 1998

    10.37                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and James Sowell dated December 15, 1998        Reference(4)

    10.38                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Thomas D. Barrow dated December 15,        Reference(4)
                               1998

    10.39                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and Tim J. Goff dated December 15, 1998         Reference(4)

    10.40                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and Bargo Operating Company,  Inc. dated        Reference(4)
                               December 15, 1998

    10.41                      Registration  Rights  Agreement  among the Company and Bargo      Incorporated by
                               Energy Resources, Ltd. dated August 14, 1998                        Reference(1)

    10.42                      First Amendment to Registration  Rights  Agreement among the      Incorporated by
                               Company,   Bargo  Energy   Resources,   Ltd.,  Bargo  Energy        Reference(4)
                               Company,   TJG   Investments,   Inc.   and   certain   other
                               shareholders dated December 15, 1998

    10.43                      Registration  Rights  Agreement  dated  November  25,  1997,      Incorporated by
                               among the Company,  Energy Capital  Investment  Company PLC,        Reference(6)
                               and EnCap Equity 1994 Limited Partnership

    10.44                      Registration  Rights  Agreement  among the  Company,  Energy      Incorporated by
                               Capital   Investment  Company  PLC  and  EnCap  Equity  1994        Reference(1)
                               Limited Partnership dated August 14, 1998

    10.45                      First Amendment to Registration  Rights  Agreement among the      Incorporated by
                               Company,  Energy  Capital  Investment  Company PLC and EnCap        Reference(4)
                               Equity 1994 Limited Partnership dated December 15, 1998

    10.46                      Registration  Rights  Agreement  among the Company,  B. Carl      Incorporated by
                               Price and certain other shareholders dated August 14, 1998          Reference(1)

    10.47                      First Amendment to Registration  Rights  Agreement among the      Incorporated by
                               Company,  B. Carl Price and certain other shareholders dated        Reference(4)
                               December 15, 1998

Exhibit                                              Title of Document                                Location
Number                                               -----------------                                --------
------

    10.48                      Stock  Purchase  Warrant  by the  Company  to  Bargo  Energy      Incorporated by
                               Resources, Ltd. dated August 14, 1998                               Reference(1)

    10.49                      Voting  Agreement  dated  November  25,  1997  among B. Carl      Incorporated by
                               Price, Don Wm. Reynolds,  Energy Capital  Investment Company        Reference(6)
                               PLC, and EnCap Equity 1994 Limited Partnership

    10.50                      Shareholders'  Agreement  by and  among the  Company,  Bargo      Incorporated by
                               Energy Resources,  Ltd., Energy Capital  Investment  Company        Reference(1)
                               PLC,  EnCap Equity 1994 Limited  Partnership,  B. Carl Price
                               and Don Wm. Reynolds dated August 14, 1998

    10.51                      Amended and  Restated  Shareholders'  Agreement by and among      Incorporated by
                               the Company,  Bargo Energy  Resources,  Ltd., Energy Capital        Reference(4)
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited
                               Partnership,  B. Carl Price, Don Wm. Reynolds,  Bargo Energy
                               Company,   TJG   Investments,   Inc.   and   certain   other
                               shareholders dated December 15, 1998

    10.52                      Amended and Restated  Employment  Agreement of B. Carl Price      Incorporated by
                               dated August 14, 1998                                               Reference(1)

    10.53                      Agreement  between the Company and Don Wm. Reynolds dated as      Incorporated by
                               of November 18, 1997                                                Reference(1)

    10.54                      Agreement  between the Company and Robert  Price dated as of      Incorporated by
                               November 18, 1997                                                   Reference(1)

    10.55                      1993 Employee Incentive Plan                                      Incorporated by
                                                                                                   Reference(5)

    10.56                      Renewal Promissory Note of the Company payable to Energy             This Filing
                               Capital Investment Company PLC dated May 1, 1998

    10.57                      Renewal Promissory Note of the Company payable to EnCap              This Filing
                               Equity 1994 Limited Partnership dated May 1, 1998

    10.58                      Security Agreement between Energy Capital Investment                 This Filing
                               Company PLC and EnCap Equity 1994 Limited Partnership,
                               as secured parties, and the Company, Future Energy
                               Corporation, Future Petroleum Corporation, Future Acquisitions
                               1995, Ltd., and BMC Development No. 1 Limited Partnership,
                               as debtors, dated November 25, 1997

    10.59                      First Amendment to Security Agreement between Energy Capital         This Filing
                               Investment Company PLC and EnCap Equity 1994 Limited Partnership,
                               as secured parties, and the Company, Future Energy Corporation,
                               Future Petroleum Corporation, Future Acquisitions 1995, Ltd., and
                               BMC Development No. 1 Limited Partnership, as debtors, dated
                               May 1, 1998

    10.60                      Guaranty between Energy Capital Investment Company PLC, EnCap        This Filing
                               Equity 1994 Limited Partnership, and Gecko Booty 1994 I Limited
                               Partnership, as sellers, and Future Energy Corporation, Future
                               Petroleum Corporation, BMC Development No. 1 Limited Partnership,
                               and Future Acquisition 1995, Ltd., as guarantors, dated November
                               25, 1997

    10.61                      Pledge Agreement between Energy Capital Investment Company PLC,      This Filing
                               EnCap Equity 1994 Limited Partnership, and Gecko Booty 1994 I
                               Limited Partnership, as secured parties, and the Company, Future
                               Energy Corporation, and Future Petroleum Corporation, as debtors, dated November 25, 1997

   Item 21                                                  Subsidiaries
----------------------------------------------------------------------------------------------------------------------
    21.1                       Schedule of Subsidiaries                                             This Filing

    27.1                       Financial Data Schedule                                              This Filing



------------------------

(1) Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities Exchange and Commission on August 20, 1998. (file no. 000-08609)

(2) Incorporated herein by reference from the Company's Current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 1998. (file no. 000-08609)

(3) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 1998. (file no. 000-08609)

(4) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998. (file no. 000-08609)

(5) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on May 20, 1994. (file no. 000-08609)

(6) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 1997.

(b)      REPORTS ON FORM 8-K.

         During the last quarter of the fiscal year ended December 31, 1998, the Company filed reports on Form 8-K as follows:


              DATE OF EVENT REPORTED                                       ITEM REPORTED
------------------------------------------------------     --------------------------------------------------

December 17, 1998                                          Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements

December 15, 1998                                          Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements

November 19, 1998                                          Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements

October 30, 1998                                           Item 7.  Financial Statements

October 15, 1998                                           Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements

-------------------------------------------------------------------------------

                                   SIGNATURES

-------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this amendment to its annual report on form 10-KSB to be signed on its behalf by the undersigned; thereunto duly authorized, this 19th day of April, 1999.

                                       FUTURE PETROLEUM CORPORATION
                                       (Registrant)


                                       By /s/ Tim J. Goff
                                          --------------------------------------
                                          Tim J. Goff, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-KSB was signed by the following persons in the capacities stated on the 19th day of April, 1999.



         /s/ Tim J. Goff
-----------------------------------------------------------------
Tim J. Goff, President and Director (principal executive officer)




         /s/ B. Carl Price
-----------------------------------------------------------------
B. Carl Price, Vice - President and Director



         /s/ Mary Elizabeth Vanderhider
-----------------------------------------------------------------
Mary Elizabeth Vanderhider, Corporate Secretary, Director



         /s/ Thomas D. Barrow
-----------------------------------------------------------------
Thomas D. Barrow, Director



         /s/ D. Martin Phillips
-----------------------------------------------------------------
D. Martin Phillips, Director



         /s/ Gary R. Petersen
-----------------------------------------------------------------
Gary R. Petersen, Director



         /s/ Kimberly G. Seekely
-----------------------------------------------------------------
Kimberly G. Seekely, Director (principal accounting officer)



DATE FILED: APRIL 19, 1999                                  SEC FILE NO. 0-8609
------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Future Petroleum Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Future Petroleum Corporation and its subsidiaries (the Company) at December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
April 14, 1999

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

Hein+Associates LLP

March 20, 1998
Dallas, Texas

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                    1998          1997
                                                 -----------   -----------
                     ASSETS

Current assets:
 Cash and cash equivalents                       $ 1,241,000   $   293,000
 Trade accounts receivable                         2,636,000       278,000
 Due from affiliates                                   8,000
                                                 -----------   -----------
    Total current assets                           3,885,000       571,000
                                                 -----------   -----------

Property and equipment:
 Oil and gas properties, full cost method         45,992,000    12,134,000
 Other                                               648,000        44,000
                                                 -----------   -----------
    Total property and equipment                  46,640,000    12,178,000
Less - accumulated depletion, depreciation
 and amortization                                 (1,566,000)     (330,000)
                                                 -----------   -----------
    Net property and equipment                    45,074,000    11,848,000
                                                 -----------   -----------
Other assets:
 Goodwill, net                                     1,984,000
 Loan costs, net of accumulated amortization
   of $25,000                                        965,000
 Note receivable                                                    93,000
 Lease operating rights                                             96,000
 Mining properties held for sale                      40,000        40,000
 Other                                                              31,000
                                                 -----------   -----------
    Total other assets                             2,989,000       260,000
                                                 -----------   -----------
    Total assets                                 $51,948,000   $12,679,000
                                                 ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt               $ 8,952,000   $   504,000
 Trade accounts parable                            1,457,000       233,000
 Accrued oil and gas proceeds payable                514,000        59,000
 Accrued interest payable                            430,000
 Advance from related party                          566,000         6,000
 Deferred gain                                                      40,000
                                                 -----------   -----------
Long-term debt, less current potion               11,919,000       842,000
                                                 -----------   -----------
Deferred tax liability                            30,907,000     6,133,000
                                                 -----------   -----------
Commitments and contingencies (Note 9)             1,011,000     1,298,000
                                                 -----------   -----------
Stockholders' equity
 Preferred stock, $.01 par value, 200,000 shares
  authorized; 100,000 and 0 shares issued and
   outstanding at December 31, 1998 and 1997,
   respectively                                        1,000
 Common stock, $.01 par value; 30,000,000 shares
  authorized; 22,320,066 and 5,678,779 shares
    issued and outstanding                           223,000        57,000
 Additional paid-in capital                        6,543,000     4,413,000
 Retained earnings (deficit)                       1,344,000       (64,000)
                                                 -----------   -----------
     Total stockholders' equity                    8,111,000     4,406,000
                                                 -----------   -----------
     Total liabilities and stockholders' equity  $51,948,000   $12,679,000
                                                 ===========   ===========


         The accompanying notes are an integral part of these financial statements.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                    1998            1997            1996
                                                ------------    ------------    ------------

Revenues:
  Oil and gas sales                             $  3,663,000    $    596,000    $    224,000
  Well operation fees                                 16,000         176,000         154,000
                                                ------------    ------------    ------------
      Total revenues                               3,679,000         772,000         378,000
                                                ------------    ------------    ------------
Costs and expenses:
  Lease operations and production taxes            1,826,000         419,000         187,000
  General and administrative                         783,000         154,000         120,000
  Depletion, depreciation and amortization         1,316,000         191,000          99,000
                                                ------------    ------------    ------------
      Total expenses                               3,925,000         764,000         406,000
                                                ------------    ------------    ------------
Other income and expense:
  Interest expense                                 1,238,000          69,000           6,000
  Gain on sale of assets                                                            (102,000)
  Interest income and other                          (19,000)        (42,000)        (83,000)
                                                ------------    ------------    ------------
      Total other income and expense               1,219,000          27,000        (179,000)
                                                ------------    ------------    ------------
Income (loss) before income taxes and
 extraordinary item                               (1,465,000)        (19,000)        151,000

Income tax benefit (expense)                         287,000           7,000         (32,000)
                                                ------------    ------------    ------------

Income (loss) before extraordinary item           (1,178,000)        (12,000)        119,000

Extraordinary gain on conversion of debt           2,586,000
                                                ------------    ------------    ------------

Net income (loss)                               $  1,408,000    $    (12,000)   $    119,000
                                                ============    ============    ============

Net income (loss) per common share -
  basic and diluted                             $       0.14    $         --    $        .03
                                                ============    ============    ============

Weighted average common shares
  outstanding                                      9,924,000       4,280,000       3,472,000


         The accompanying notes are an integral part of these financial statements.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                                       ADDITIONAL                          TOTAL
                                              PREFERRED STOCK         COMMON STOCK       PAID-IN        RETAINED       STOCKHOLDERS'
                                            SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS (DEFICIT)     EQUITY
                                            ------      ------   ----------  --------  ----------   -----------------    ----------
Balances, December 31, 1995                      --     $   --    3,426,903  $ 35,000  $1,016,000   $        (171,000)   $  880,000

Shares issued for options exercised                                  59,876                15,000                            15,000
Net income                                                                                                    119,000       119,000
                                            -------      -----   ----------  --------  ----------   -----------------    ----------

Balances, December 31, 1996                      --     $   --    3,486,779    35,000   1,031,000             (52,000)    1,014,000

Shares issued for oil and gas properties                          1,980,000    20,000   3,349,000                         3,369,000
Shares issued for options exercised                                 200,000     2,000      28,000                            30,000
Shares issued for services                                           12,000                 5,000                             5,000
Net loss                                                                                                      (12,000)      (12,000)
                                            -------      -----   ----------  --------  ----------   -----------------    ----------

Balances, December 31, 1997                      --     $   --    5,678,779    57,000   4,413,000             (64,000)    4,406,000

Shares issued for oil and gas properties    100,000      1,000    5,163,192    52,000      21,000                            74,000
Shares issued for fixed assets                                    2,414,776    24,000     593,000                           617,000
Shares issued for retirement of debt                              8,495,683    85,000   1,312,000                         1,397,000
Shares for options exercised                                        110,000     1,000      57,000                            58,000
Shares issued for payment of interest                               267,400     2,000      66,000                            68,000
Shares issued for services                                          190,236     2,000      81,000                            83,000
Net income                                                                                                  1,408,000     1,408,000
                                            -------      -----   ----------  --------  ----------   -----------------    ----------
Balances, December 31, 1998                 100,000      1,000   22,320,066  $223,000  $6,543,000   $       1,344,000    $8,111,000
                                            =======      =====   ==========  ========  ==========   =================    ==========

         The accompanying notes are an integral part of these financial statements.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                          1998                    1997                    1996
                                                     -------------            ------------            -----------

Cash flows from operating activities:
 Net income (loss)                                   $   1,408,000            $    (12,000)           $   119,000
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depletion, depreciation and amortization             1,316,000                 191,000                 99,000
    Reserve for bad debts                                                           53,000
    Gain on sale of assets                                                                               (102,000)
    Extraordinary gain on conversion of debt            (2,586,000)
    Amortization of organizational costs                    45,000
    Stock issued for services                               83,000                   5,000
    Stock issued to pay interest expense                    68,000
    Deferred income taxes                                 (287,000)                 (7,000)                32,000
    Change in working capital items:
      Increase in accounts receivable                   (2,358,000)                (31,000)              (122,000)
      Increase (decrease) in accounts payable
        and accrued liabilities                          2,101,000                 (28,000)                98,000
      Increase (decrease) in due to affiliates             560,000                 (20,000)                41,000
      Other                                                                          3,000                  3,000
                                                     -------------            ------------            -----------
        Net cash provided by (used in) operating
         activities                                        350,000                 154,000                168,000
                                                     -------------            ------------            -----------
Cash flows from investing activities:
 Acquisition of oil and gas properties                 (29,857,000)
 Acquisition of assets                                  (2,000,000)
 Acquisition of property and equipment                                            (182,000)              (166,000)
 Decrease in notes receivable and deferred gain             53,000
 Proceeds from sale of mining properties and
  collection of associated notes receivable                                         12,000                244,000
 Cash in partnerships upon acquisition                                             186,000
 Decrease in lease operating rights                         96,000
 Other                                                      16,000                                         27,000
                                                     -------------            ------------            -----------
        Net cash provided by (used in) investing
         activities                                    (31,692,000)                 16,000                105,000
                                                     -------------            ------------            -----------
Cash flows from financing activities:
 Proceeds from issuance of debt                         44,505,000                                         28,000
 Repayment of debt                                     (11,283,000)                (21,000)              (153,000)
 Debt issue costs                                         (990,000)
 Proceeds from exercise of stock options                    58,000                  30,000
 Change in overdrafts payable                                                                             (34,000)
                                                     -------------            ------------            -----------
        Net cash provided by (used in) financing
         activities                                     32,290,000                   9,000               (159,000)
                                                     -------------            ------------            -----------
Net increase (decrease) in cash                            948,000                 179,000                114,000
Cash and cash equivalents, beginning of year               293,000                 114,000
                                                     -------------            ------------            -----------

Cash and cash equivalents, end of year               $   1,241,000            $    293,000            $   114,000
                                                     =============            ============            ===========

         The accompanying notes are an integral part of these financial statements.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                 1998        1997        1996
                                               --------    --------    --------
Supplemental Information:
    Cash paid during the year for interest     $742,000    $ 69,000    $  6,000
                                               --------    --------    --------

Noncash investing and financing activities - In 1997, the Company acquired interest in oil and gas partnerships and oil and gas properties for notes payable of $6,600,000 and common stock valued at $3,369,000. In 1996, a related party exercised options for 59,876 shares of common stock in exchange for the payment of a liability in the amount of $15,000. In 1996, the Company's oil and gas properties increased $190,000 based on its share of Partnership property additions funded by the limited partner.

In 1998, the Company acquired interests in oil and gas properties and other assets for notes payable of $4,000,000, and preferred and common stock valued at $691,000.

In 1998, the Company redeemed notes payable in the amount of $5,585,000 in exchange for 11,178,192 shares of common stock.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COMPANY OPERATIONS

         Future Petroleum Corporation (the Company or FPC) is engaged primarily in the acquisition, development and production of oil and gas reserves and operation of oil and gas wells.

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alaska Eldorado Gold Company (AEG), Future Cal-Tex Corporation (FCT), Future Energy Corporation (FEC) and Future Petroleum Corporation of Texas (FPCT). In addition, the financial statements include the accounts of BMC Development No. 1, Ltd. (BMC), Future Acquisition 1995, Ltd. (FAQ) and NCI Shawnee Limited Partnership (NCI) (the Partnerships). As of December 31, 1998 and 1997, FPC and its subsidiaries held 100% of the ownership interests of the Partnerships (Note 4). Intercompany accounts and transactions are eliminated in consolidation.

         OIL AND GAS PROPERTIES

         The Company uses the full-cost method of accounting for its oil and gas properties. The Company's properties are all located in the continental United States, primarily Texas, Louisiana, California and Oklahoma and; therefore, its costs are capitalized in one cost center. Under the full-cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full-cost pool". Such costs include those related to lease acquisitions, drilling and equipping of productive and nonproductive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full-cost pool would significantly alter the relationship between capitalized costs and proved reserves.

         Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         Depletion, depreciation and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization per equivalent barrel of oil was approximately $4.23, $4.44 and $8.37 for the years ended December 31, 1998, 1997 and 1996.

         MINING PROPERTIES HELD FOR SALE

         Mining properties held for sale are recorded at the lower of cost or estimated net realizable value.

         OTHER PROPERTY

         Other property and equipment consists of office furniture, fixtures, equipment and leasehold improvements, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to 39 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

         INCOME TAXES

         The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires that deferred income tax be recorded for the temporary differences between the tax and financial statement bases of assets and liabilities and adjusted when new tax rates are enacted.

         NET INCOME (LOSS) PER COMMON SHARE

         Net income or loss per common share is based on the weighted average number of common shares outstanding. The Company's common stock equivalents, which consisted of stock options and warrants, were antidilutive in 1998, 1997 and 1996.

         CASH EQUIVALENTS

         The Company considers cash and unrestricted interest-bearing deposits with original maturities of three months or less to be cash equivalents.

         USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves which, as described above, may affect the amounts at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

         STOCK-BASED COMPENSATION

         In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires recognition of the value of

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         stock options and warrants granted based on an option pricing model. However, as permitted by SFAS No. 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         GOODWILL

         The excess of the Company's cost over its underlying net assets is being amortized using the straight-line method over the estimated remaining life of the assets over a period not to exceed 10 years. Such amortization is included in depreciation, depletion and amortization.

         The Company periodically evaluates the propriety of the carrying amount of goodwill, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Company believes no such impairment has occurred and no reduction in useful lives is warranted.

         CONCENTRATION OF BUSINESS

         The Company's business is concentrated in the sale of petroleum-based products. Market conditions of the oil and gas industry, particularly the price of oil and gas, influence the results and level of the Company's business.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The reported amounts of the Company's financial instruments (including cash, receivables and payables) approximate fair value due to the short maturities of these investments.

         ENVIRONMENTAL MATTERS

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of the accruals coincides with the completion of a feasibility study of the Company's commitment to a formal plan of action.

         RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform with the current year presentation.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

2.       RELATED-PARTY TRANSACTIONS

         As of December 31, 1998, the Company owes Bargo Energy Resources (BER) $521,000 and Bargo Energy Company (BEC) $53,000 for costs incurred on its behalf. BER and BEC have a combined 33 2/3% common ownership interest in the Company's outstanding stock. The Chairman of the Board and Chief Executive Officer of the Company has a material interest in both BER and BEC.

         Included in well operation fees in 1997 and 1996 is $163,000 and $134,000, respectively, earned from operating the wells of FAQ (Note
         3) prior to the Company's acquisition of the other interests in FAQ.

         At December 31, 1997, the Company owed a company owned by the president of the Company approximately $27,000 for accrued consulting fees and operating advances.

         See Note 3 for additional related party disclosures.

3.       INVESTMENTS IN PARTNERSHIP AND OIL AND GAS PROPERTY ACQUISITIONS

         On May 1, 1998, the Company acquired the interests of NCI, a limited partnership which owns interest in the Shawnee Townsite Unit located in Pottawatomie County, Oklahoma. The general partnership interest was acquired from NCI Enterprises, Inc. for 150,000 shares of FPC common stock. The limited partnership interests were acquired from EnCap Equity 1994 Limited Partnership and Energy Capital Investment Company PLC for 50,000 shares of FPC common stock and the issuance of $660,000 in promissory notes (Note 4).

         On August 14, 1998, the Company acquired an interest, effective August 1, 1998, in the South Coles Levee Field located in Kern County, California, as a result of the merger of FCT with a subsidiary of BER (the previous owner of this interest). At closing, FPC paid approximately $5.8 million cash, issued 4,695,869 shares of FPC common stock and a warrant to purchase 250,000 shares of FPC common stock, as further described in Note 5.

         On October 15, 1998, the Company, through NCI, acquired additional interests, effective August 1, 1998, in the Shawnee Townsite Unit. The interests were acquired from NCI 1990, Ltd., NCI Reserves, Ltd. and three other parties in exchange for 116,676 shares of FPC common stock and $375,000 cash, before purchase price adjustments.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         On October 15, 1998, the Company acquired certain interests, effective August 1, 1998 in the Gin Unit located in Dawson County, Texas. The interests were acquired from NCI Properties, Ltd. in exchange for 163,324 shares of FPC common stock and $493,000 cash, before purchase price adjustments.

         On October 15, 1998, FAQ acquired certain interests from Chevron, U.S.A. Inc., effective September 1, 1998, in the Cross Creek Field located in Harris County, Texas. In consideration for assigning to FAQ all of its rights and interests in the Cross Creek Field purchase and sale agreement with Chevron, BER received a fee of $166,000 which approximated the net revenue for the month of September 1998. The interests were acquired for a gross purchase price of $6,100,000 cash.

         On October 15, 1998, FAQ acquired certain interests, effective September 1, 1998, in the N.E. Limes Field located in Live Oak County, Texas, the Bruce Roy Field located in Wharton County, Texas, the Candy Field located in San Patricio County, Texas, the Sand Hills Field located in Crane County, Texas, the Bluitt Field located in Roosevelt County, New Mexico and the N. Yellow Creek Field located in Wayne and Clarke Counties, Mississippi. These interests were acquired from BEC and TJG Investments, Inc. (TJG) for a gross purchase price of $3,000,000 cash and the issuance of $4,000,000 in subordinated debt, as further described in Note 4. TJG is owned 100% by Tim J. Goff who is the Chairman of the Board and Chief Executive Officer of FPC.

         On October 15, 1998, FAQ acquired certain interests, effective September 1, 1998, in the Buna Field located in Jasper County, Texas. These interests were acquired from Pledger Partners, Ltd. (a Texas limited partnership owned by BEC and certain EnCap entities) for $1,000,000 cash, before purchase price adjustments.

         On November 19, 1998 FAQ acquired certain interests, effective August 1, 1998, in the Foster Field located in Ector County, Texas, the San Miguel Creek Field located in McMullen County, Texas, the Turtle Creek Field located in Matagorda County, Texas, the Cheniere Field located in Ouachita Parish, Louisiana, and the Leroy North Field located in Vermilion Parish, Louisiana. BER Assigned to FAQ all of its rights and interests in a purchase and sale agreement with Cody Energy, Inc. and Cody Texas, L.P., to facilitate the closing of this transaction. The interests were acquired for a gross purchase price of $4,354,000 cash.

         On December 14, 1998, FAQ acquired certain interests, effective August 1, 1998, in the Bright Falcon Field located in Jackson County, Texas, and the Giddings Field located in Fayette, Brazos and Burleson Counties, Texas. BER assigned to FAQ all of its rights and interests in a purchase and sale agreement with Cody Energy, Inc. and Cody Texas, L.P., for the purchase of these interests. The interests were acquired for a gross purchase price of $3,526,000 cash.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         On December 22, 1998, FCT acquired certain additional interests in the South Coles Levee Field located in Kern County, California, effective December 1, 1998. BER assigned to FCT all of its rights and interests in a purchase and sale agreement with Chevron U.S.A., Inc. for the purchase of these interests. The interests were acquired for a gross purchase price of $3,500,000 cash.

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

         The carrying value of the operating rights were amortized over the estimated life of the partnership's oil and gas reserves. The amortization was $10,000 and $22,000 in 1997 and 1996, respectively, and is included in depletion, depreciation and amortization in the accompanying statement of operations.

         In November 1997, the Company purchased all the limited partners' interest in FAQ, 100% of the BMC Development No. 1, Ltd. Partnership
         (BMC) and all of the assets of a third partnership for a total of $6,600,000 in notes payable and 1,575,000 shares of the Company's common stock. The limited partners of FAQ were also the principal owners of the interests in BMC and the other partnership. The acquisition was accounted for as a purchase and the operations of the acquired assets are included with those of the Company beginning in November 1997. The stock was recorded at $3,131,000 based on the estimated fair market values of the net assets acquired. The fair market values were estimated primarily by reference to appraisals that were obtained for the oil and gas properties. In connection with the acquisition of FAQ, the Company acquired certain of the property interests to which it had previously assigned value to the associated lease operating rights. The estimated value of the loss of such third-party operating rights was considered to be part of the consideration paid for the net assets acquired. The amount of $267,000 was thus transferred from lease operating rights to oil and gas properties in the recording of the acquisition.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         The following unaudited pro forma information is presented as if the asset acquisitions and the interests in the partnerships had been acquired at the beginning of the respective periods:

                                                1998           1997
                                            -----------    -----------
         Revenues                           $13,848,000    $27,092,000
         Net loss (income)                     (961,000)     5,759,000
         Net loss (income) per share        $     (0.07)   $      0.42

4.       LONG-TERM DEBT

         ENCAP DEBT

         The EnCap creditors (Encap) consist of EnCap Equity 1994 Limited Partnership, Energy Capital Investment Company PLC and Gecko Booty 1994 I Limited Partnership.

         For the period from January 1, 1998 through April 30, 1998, the EnCap debt carried an interest rate of 10% per annum and required monthly payments of interest only. In May 1998, under the promissory notes, in addition to the monthly interest payments, monthly principal payments in the amount of $68,750 were to begin and continue through maturity on May 31, 2003.

         On May 1, 1998, the promissory notes were amended and renewed in order for the Company to borrow an additional $660,000 from EnCap to finance the acquisition of NCI (Note 3). Additionally, the monthly interest-only payments were extended through December 1998. Beginning in January 1999, in addition to the monthly interest payments, monthly principal payments in the amount of $75,625 were to begin and continue through maturity on December 31, 2003.

         On August 14, 1998, these promissory notes were amended, renewed and subordinated to facilitate the Company's revolving line of credit agreement with Bank of America (described below). The Company retired $1,585,000 of the EnCap debt in conjunction with this restructuring transaction, leaving a principal balance outstanding at August 14, 1998 of $5,500,000. Future interest payment dates were revised from monthly to quarterly. Additionally, EnCap was issued 2,844,859 shares of FPC common stock. On December 29, 1998, the Company paid EnCap in full for the remaining principal of $5,500,000 and all accrued interest through that date.

         Cash paid to EnCap for interest during the year ended December 31, 1998 totaled $638,391.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         BEC/TJG DEBT

         On October 15, 1998, the Company issued $4,000,000 in subordinated promissory notes to BEC and TJG in connection with the acquisition of certain oil and gas properties from BEC and TJG (Note 3). The debt carried an interest rate of 10% per annum with a maturity date of December 31, 2003.

         On December 15, 1998, BEC and TJG canceled this indebtedness in return for common stock of the Company; the Company issued 7,078,333 of FPC common stock to BEC and 1,255,000 shares of FPC common stock to TJG. Additionally, BEC conveyed certain assets, primarily consisting of office furniture and equipment, to the Company. In connection with this transaction, the Company realized an approximate $2.6 million non-taxable extraordinary gain.

         BANK OF AMERICA DEBT

         On August 14, 1998, the Company entered into a Credit Agreement with Bank of America providing for a $20 million revolving line of credit (the Credit Agreement). This line of credit was amended and increased to $27.5 million on November 15, 1998, and to $50 million on December 4, 1998. The line of credit is comprised of two tranches, Tranche A and Tranche B.

         At December 31, 1998, the Tranche A loan commitment amount was $38 million, of which $30.9 million had been borrowed. Tranche A is a revolving line of credit, with interest payable quarterly and will convert to a four-year term loan on December 4, 1999. The term loan will then be payable in 16 equal quarterly principal installments. The Company has a choice of two different interest rates under the Tranche A loan, the Base Rate or the LIBOR Rate. The debt bears interest under the Base Rate at the higher of the lender's "Reference Rate" or the Federal Funds Rate plus .5%. The debt bears interest under the LIBOR Rate at the LIBOR rate (reserve adjusted) plus 2%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $50,000 with a minimum transfer amount of $250,000. The Base Rate of 7.75%, representing the lender's Reference Rate, was in effect on the Tranche A loan at December 31, 1998.

         At December 31, 1998, the Tranche B loan commitment amount was $12 million, of which $8.9 million had been borrowed. Tranche B is a revolving line of credit, with interest payable quarterly, and matures on June 5, 1999. The Company has a choice of two different interest rates under the Tranche B loan, the Base Rate or the LIBOR Rate. The debt bears interest under the Base Rate at the higher of the lender's "Reference Rate" plus 2% (through April 4, 1999, and plus 4% thereafter until maturity) or the Federal Funds Rate plus (2.5% through April 4, 1999, and plus 4.5% thereafter until maturity). The debt bears interest under the LIBOR Rate at the LIBOR rate (reserve adjusted) plus 4% (through April 4, 1999, and plus 6% thereafter) until maturity. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $50,000 with a minimum transfer amount of $250,000. The Base Rate of 9.75%, representing the lender's Reference Rate plus 2%, was in effect on the Tranche B loan at December 31, 1998. The Company expects to settle Tranche B through a combination of cash from operations together with proceeds secured from equity or debt issuances.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         The Credit Agreement is secured by the Company's interest in underlying oil and gas properties and contains certain restrictive covenants, the more significant of which require the Company to maintain (as defined in the Credit Agreement) a quarterly minimum tangible net worth requirement, a minimum quarterly debt to capitalization ratio, a quarterly minimum current ratio, and a quarterly interest coverage ratio. At December 31, 1998, the Company was in compliance with the quarterly minimum current ratio and the quarterly interest coverage ratio requirements, and had received a waiver from Bank of America on the quarterly minimum tangible net worth and the minimum quarterly debt capitalization ratio requirements with which it was not in compliance at December 31, 1998.

         Cash paid to Bank of America for commitments and other fees during the year ended December 31, 1998 was approximately $775,000. At December 31, 1998, there were $430,000 of accrued interest and fees payable. The carrying value of the debt is considered to represent fair value at December 31, 1998.

         Long-term debt maturing in each year subsequent to December 31, 1998 is as follows:

                         1999                   $ 8,952,000
                         2000                     7,732,000
                         2001                     7,725,000
                         2002                     7,725,000
                         2003                     7,725,000

5.       STOCKHOLDERS' EQUITY

         The Company has 200,000 shares of preferred stock authorized with a par value of $.01. There were 100,000 and 0 shares issued and outstanding as of December 31, 1998 and 1997, respectively. The preferred shares may be issued in series with the relative rights and preferences designated by the Company's Board of Directors.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         The Company has 30,000,000 shares of common stock authorized with a par value of $.01. There were 22,320,066 shares issued and outstanding as of December 31, 1998.

         In 1998, the Company issued 100,000 preferred and 16,741,287 common shares, in conjunction with various oil and gas property acquisitions and the restructuring of certain indebtedness (as further described in Notes 3 and 4).

         On August 14, 1998, in conjunction with the acquisition of an interest in the South Coles Levee Field (as further described in Note 3), the Company issued warrants to purchase 250,000 shares of FPC common stock. The warrants have an exercise price of $.43 per share and are exercisable until August 14, 2003.

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

6.       STOCK BASED COMPENSATION

         STOCK OPTION PLAN

         The Company has a stock option plan, under which key employees may be granted options to purchase the Company's common stock at prices equal to market value at the date of grant (110% of market value for stockholders with more that 10% of the outstanding stock). The options may be exercised anytime within five years of the date of grant.

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         The following is a summary of activity under this stock option plan for the years ended December 31,1998 and 1997:

                                                     1998                       1997
                                           ------------------------   ------------------------
                                                          WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE
                                             NUMBER       EXERCISE      NUMBER       EXERCISE
                                            OF SHARES      PRICE       OF SHARES      PRICE
                                           ----------    ----------   ----------    ----------

Outstanding, beginning of year                387,844    $     0.41      297,844    $     0.20

  Cancelled or expired
  Granted                                     460,000          0.44      290,000          0.45
  Exercised                                  (110,000)         0.53     (200,000)         0.15
                                           ----------    ----------   ----------    ----------

Outstanding, end of year                      737,844    $     0.41      387,844    $     0.41
                                           ==========    ==========   ==========    ==========

         All the options outstanding at December 31, 1998 and 1997, and those exercised during 1998 and 1997, were granted to officers or stockholders of the Company. For all options granted during 1998 and 1997, the market price of the Company's common stock on the grant date was approximately equal to the exercise price.

         If not previously exercised, options outstanding at December 31, 1998 will expire as follows:

                                             WEIGHTED
                                              AVERAGE
                                 NUMBER      EXERCISE
                                OF SHARES     PRICE

                     1999         77,844   $       0.25
                     2001         20,000           0.44
                     2002        290,000           0.45
                     2008        350,000           0.41
                              ----------
                       Total     737,844
                              ==========

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         WARRANTS AND OTHER STOCK OPTIONS

         The Company has also granted warrants and other options which are summarized as follows for the years ended December 31, 1998 and 1997:

                                                     1998                       1997
                                           ------------------------   ------------------------
                                                          WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE
                                             NUMBER       EXERCISE      NUMBER       EXERCISE
                                            OF SHARES      PRICE       OF SHARES      PRICE
                                           ----------    ----------   ----------    ----------

Outstanding, beginning of year                 25,000    $     2.50      337,500    $     1.12

  Granted to BER                              250,000          0.43
  Expired or cancelled                                                  (312,500)         1.00
                                           ----------    ----------   ----------    ----------

Outstanding, end of year                      275,000          0.62       25,000          2.50
                                           ==========    ==========   ==========    ==========

         All outstanding warrants and other options were exercisable at December 31, 1998. If not previously exercised, all warrants and other options outstanding at December 31, 1998 will expire by the year 2008.

         PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES

         As described in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's 1998 and 1997 net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                                   1998           1997
                                                ---------      ----------

Net income (loss) applicable to common
  stockholders:
  As reported                                  $1,408,000      $  (12,000)
  Pro forma                                     1,320,000         (39,000)

Net income (loss) per share of common stock:
  As reported                                  $       .14     $       --
  Pro forma                                            .13          (0.01)

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         The estimated fair value of each employee option and warrant granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         1998               1997
                                    --------------    --------------

Expected volatility                   28% to 68%        64% to 102%
Risk-free interest rate                  6.57%        6.13% to 6.50%
Expected dividends                        --                --
Expected terms (in years)                 9                  5


7.       INCOME TAXES

         The Company's provision (benefit) for income taxes was comprised of the following for the years ended December 31, 1998, 1997 and 1996:

                               1998          1997           1996
                            ---------    ----------      ----------

               Current      $      --    $       --      $       --
               Deferred      (287,000)        (7,000)        32,000
                            ---------    ----------      ----------
                            $(287,000)   $   (7,000)     $   32,000
                            =========    ==========      ==========

         The primary reasons for the difference between tax expense (benefit) at the statutory federal income tax rate and the Company's provision (benefit) for income taxes were:

                                    1998          1997          1996
                                 ----------    ----------    ----------
Theoretical tax at 34%           $ (498,000)   $   (7,000)   $   51,000
Unbenefited loss                    193,000            --            --
Other                                18,000            --       (19,000)
                                 ----------    ----------    ----------
                                 $ (287,000)   $   (7,000)   $   32,000
                                 ==========    ==========    ==========

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                1998           1997
                                             ----------     ----------
Oil and gas properties                       $1,536,000     $1,518,000
Net operating loss and other                   (525,000)      (220,000)
                                             -----------    ----------
Net deferred tax liability                   $1,011,000     $1,298,000
                                             ==========     ==========

         At December 31, 1998, the Company had approximately $2.4 million of net operating loss carryforwards that are subject to substantial limitations under Section 382 of the Internal Revenue Code and expire between 2006 and 2008. A valuation allowance has been provided to the extent that the Company believes the net operating losses will expire unutilized.

8.       ENVIRONMENTAL MATTERS

         Being engaged in oil and gas development, the Company may become subject to certain liabilities as they relate to environmental clean-up of well sites or other restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during the time that such wells were operated. Should it be determined that a liability exists with respect to any environmental clean-up or restoration, the liability to cure such a violation would most likely fall upon the Company. No claim has been made nor has a claim been asserted, nor is the Company aware of the existence of any liability which the Company may have, as it relates to any environmental clean-up, restoration or the violation of any rules or regulations relating thereto.

9.       COMMITMENTS

         The Company has an operating lease for 14,885 square feet of office space which expires on August 31, 2002. Under the terms of the lease agreement, the Company is liable for fixed, monthly rent payments. The Company incurred office rent expense of $221,000 and $12,000 for the years ended December 31, 1998 and 1997, respectively. Minimum future noncancelable lease payments for the years ended December 31, are as follows:

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                              1999          $240,000
                              2000           240,000
                              2001           240,000
                              2002           160,000

         In November 1997, the Company entered into a five-year agreement with a former director for rental of certain property used as a storage yard. The minimum annual compensation anticipated by the agreement is $15,600. A portion of the compensation may be paid in stock of the Company based on the market price of the stock, as specified in the agreement. For the years ended December 31, 1998 and 1997, the Company issued 37,143 and 4,478, respectively, of common shares of the Company pursuant to the agreement.

         In November 1997 the Company entered into a five-year agreement with a former director for geological consulting services. The minimum annual compensation anticipated by the agreement is $18,000. A portion of the compensation may be paid in stock of the Company based on the market price of the stock as specified in the agreement. For the years ended December 31, 1998 and 1997, the Company issued 42,857 and 5,166, respectively, of common shares of the Company pursuant to the agreement.

         On August 14, 1998, the Company entered into an Amended and Restated Executive Employment Agreement with B. Carl Price. The agreement is for a three-year term and is automatically extended for an additional year upon each anniversary of the effective date unless terminated. The minimum annual compensation is $125,000 subject to adjustments and bonuses. At the option of Mr. Price, a portion of the compensation may be paid in stock of the Company, based on the market price of the stock.

10.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in extractive industries. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral for accounts receivable, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related party.

         The Company occasionally has cash deposits in excess of FDIC insurance limits. The Company believes any risk of loss is remote.

         Management estimates the market values of notes receivable and payable based on expected cash flows and believes those market values approximate carrying values at December 31, 1998, 1997 and 1996.

11.      MAJOR CUSTOMERS

         In 1998 and 1997, one purchaser accounted for approximately 24% and 10%, respectively, of the Company's revenues.

12.      ASSET PURCHASE

         On December 15, 1998, the Company entered into an Asset Purchase Agreement with an effective date of November 1, 1998, with BER and BEC.

         BER sold, assigned and transferred to the Company certain assets, consisting primarily of personnel, contracts to purchase oil and

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         gas properties, financing contacts and all rights to the name "Bargo". Certain owned or leased real property and personal property were transferred along with the related lease agreements. All office supplies, files, records, logs, customer and supplier lists, sales records and similar type office items were transferred. Certain receivables and liabilities relating to the period starting with the effective date were also transferred. In return, the Company paid BER $2 million cash and issued 100,000 shares of FPC preferred stock to BER (each preferred share is convertible to 260 shares of FPC common stock).

         All of the shares of common and preferred stock issued pursuant to this transaction as well as the shares of common stock issuable upon conversion of the preferred stock are subject to pledge agreements dated December 15, 1998 between the stockholders and Bank of America. These agreements secure the Company's borrowing under its credit agreement with Bank of America. If an event of default occurs under the credit agreement, the bank will have the right to vote all of the shares of FPC subject to these pledge agreements, and following foreclosures on the shares, will have the right to sell the shares as provided in the pledge agreements and applicable law.

13.      NOTE RECEIVABLE

         The Company had a note receivable at December 31, 1997 of $93,000, net of an allowance of $53,000 relating to the sale of mining properties in 1994. The note was deemed uncollectible in 1998 and was written off by the Company.

14.      FINANCIAL DATA FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

         The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                        1998           1997
                                                    ------------   ------------
Costs incurred in oil and gas producing activities:
  Acquisition of proved properties                  $ 33,155,000   $ 11,265,000
  Development costs                                      103,000         41,000
                                                    ------------   ------------
      Total                                         $ 33,858,000   $ 11,306,000
                                                    ============   ============

Net capitalized costs related to oil and gas
 producing activities:
  Proved properties                                 $ 45,992,000   $ 12,134,000
  Less - accumulated depletion, depreciation,
    amortization and impairment                       (1,507,000)      (288,000)
                                                    ------------   ------------

Net oil and gas property costs                      $ 44,485,000   $ 11,846,000
                                                    ============   ============


15.      OIL AND GAS RESERVE DATA (UNAUDITED)

         The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate, natural gas liquids and natural gas, all of which are domestic reserves:

                                                    Oil &
                                                 Natural Gas
                                                   Liquids         Gas
                                                    (BBLS)        (MCFG)
                                                ------------   ------------
Balance, January 1, 1996                             113,000      1,220,000
Purchase of minerals in place                          5,000             --
Revisions of previous estimates                      (56,000)      (767,000)
Abandonment of minerals                               (3,000)      (181,000)
Production                                            (7,000)       (29,000)
                                                ------------   ------------
Balance, December 31, 1996                            52,000        243,000
Purchase of minerals in place                      2,071,000      6,176,000
Revisions of previous estimates                       89,000       (220,000)
Production                                           (33,000)       (60,000)
                                                ------------   ------------
Balance, December 31, 1997                         2,179,000      6,139,000
Purchase of minerals in place                      3,245,000     55,840,000
Revisions of previous estimates                   (1,728,700)     8,583,500
Production                                          (126,000)    (1,109,000)
                                                ------------   ------------
Balance, December 31, 1998                         3,569,300     69,453,500
                                                ============   ============

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         At December 31, 1998 and 1997, respectively, 2,963,300 and 1,306,000 barrels of oil and natural gas liquids and 50,066,000 and 4,355,000 mcf of natural gas were classified as proved developed.

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

16.      STANDARDIZED MEASURE OF CHANGES IN FUTURE NET REVENUES (UNAUDITED)

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                        1998            1997           1996
                                    ------------    ------------    ----------
Future cash inflows                 $185,660,000    $ 50,183,000   $ 2,038,000
Future production costs              (75,262,000)    (19,139,000)   (1,022,000)
Future development costs             (12,814,000)     (3,122,000)
Future income tax expense            (22,077,000)     (7,408,000)      (48,000)
                                    ------------    ------------   -----------
Future net cash flows                 75,507,000      20,514,000       968,000
10% annual discount for estimated
 timing of cash flows                (33,978,000)     (9,231,000)     (308,000
                                    ------------    ------------   -----------

Standardized measure of discounted
  future net cash flows             $ 41,529,000    $ 11,283,000   $   660,000
                                    ============    ============   ===========

FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

         Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                    1998             1997            1996
                                                ------------     ------------     -----------
Sale of oil and gas produced, net of
  production costs                               $(1,697,000)     $  (177,000)    $   (37,000)
Purchase of minerals in place                     43,464,000       14,525,000          70,000
Abandonment of minerals                                                               (82,000)
Net changes in prices and production costs        (4,974,000)        (230,000)        450,000
Revisions and other                                  393,000          487,000      (1,023,000)
Accretion of discount                              1,128,000           66,000          99,000
Net change in income taxes                        (8,068,000)      (4,048,000)        195,000
                                                 -----------      -----------     -----------
Net change                                        30,246,000       10,623,000        (328,000)
Balance, beginning of year                        11,283,000          660,000         988,000
                                                 -----------      -----------     -----------
Balance, end of year                             $41,529,000      $11,283,000     $   660,000
                                                 ===========      ===========     ===========

                                 EXHIBIT INDEX


Exhibit
Number                                               Description
------                                               -----------

    Item 2                   Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
--------------- ------------------------------------------------------------------------------------------------------

     2.1                       Purchase and Sale  Agreement  dated May 1, 1998 by and among      Incorporated by
                               the Company,  Energy Capital  Investment  Company PLC, EnCap        Reference(1)
                               Equity 1994 Limited Partnership and NCI Enterprises, Inc.

     2.2                       Agreement  and Plan of Merger  dated  August 14, 1998 by and      Incorporated by
                               among the Company,  Bargo Energy  Resources,  Ltd.,  SCL-CAL        Reference(1)
                               Company and Future-Cal-Tex Corporation

     2.3                       Purchase and Sale  Agreement  between  Bargo Energy  Company      Incorporated by
                               and TJG Investment,  Inc., as Sellers,  and the Company,  as        Reference(2)
                               Buyer, dated October 15, 1998

     2.4                       Purchase and Sale Agreement between Pledger Partners,  Ltd.,      Incorporated by
                               as Seller and the Company, as Buyer, dated October 15, 1998         Reference(2)

Exhibit
Number                                               Description
------                                               -----------

     2.5                       Purchase  and Sale  Agreement  between NCI  Reserves,  Ltd.,      Incorporated by
                               Southwest Sulfur & Oil, Inc.,  Wayne Newkumet,  and Castello        Reference(2)
                               Enterprises,  Inc., as Sellers,  and the Company,  as Buyer,
                               dated October 15, 1998

     2.6                       Purchase and Sale Agreement  between NCI  Properties,  Ltd.,      Incorporated by
                               as Seller, and the Company, as Buyer, dated October 15, 1998        Reference(2)

     2.7                       Purchase and Sale Agreement  between Bargo Energy Resources,      Incorporated by
                               Ltd., as Seller,  and the Company,  as Buyer,  dated October        Reference(2)
                               15, 1998

     2.8                       Purchase and Sale Agreement  between Bargo Energy Resources,      Incorporated by
                               Ltd., as Seller,  and the Company,  as Buyer, dated November        Reference(3)
                               13, 1998

     2.9                       Asset Purchase  Agreement and Plan of  Reorganization  dated      Incorporated by
                               December  15, 1998 by and among the  Company,  Bargo  Energy        Reference(4)
                               Resources,  Ltd.,  Bargo Energy Company and TJG Investments,
                               Inc

     2.10                      Purchase and Sale Agreement  dated November 25, 1997, by and      Incorporated by
                               among the Company,  Energy Capital  Investment  Company PLC,        Reference(6)
                               EnCap Equity 1994 Limited Partnership,  and Gecko Booty 1994
                               I Limited Partnership

    Item 3                                      Articles of Incorporation and Bylaws
--------------- ------------------------------------------------------------------------------------------------------

     3.11                      Articles of Restatement of the Articles of Incorporation          Incorporated by
                                                                                                   Reference(5)

     3.2                       Bylaws                                                            Incorporated by
                                                                                                   Reference(5)

    Item 4                    Instruments Defining the Rights of Security Holders, Including Indentures
--------------- ------------------------------------------------------------------------------------------------------

     4.1                       Articles of Restatement of the Articles of Incorporation          Incorporated by
                                                                                                   Reference(5)

     4.2                       Bylaws                                                            Incorporated by
                                                                                                   Reference(5)

     4.3                       Agreement  dated August 14, 1998 by and among B. Carl Price,      Incorporated by
                               Bargo Energy  Resources,  Ltd.,  Energy  Capital  Investment        Reference(1)
                               Company PLC, and EnCap Equity 1994 Limited Partnership

     4.4                       Certificate of Designation of Convertible  Preferred  Stock,      Incorporated by
                               Series A                                                            Reference(4)

Exhibit
Number                                               Description
------                                               -----------

  Item 10                                               Material Contracts
--------------- ------------------------------------------------------------------------------------------------------

     10.1                      Promissory  Note dated November 25, 1997 from the Company to      Incorporated by
                               Gecko booty 1994 I Limited Partnership                              Reference(6)

     10.2                      Promissory  Note dated  November 25, 1997,  from the Company      Incorporated by
                               to Energy Capital Investment Company, PLC                           Reference(6)

     10.3                      Amendment  to Renewal  Promissory  Note dated May 1, 1998 by      Incorporated by
                               the Company to Energy Capital  Investment  Company PLC dated        Reference(1)
                               August 14, 1998

     10.4                      Renewal  Promissory  Note of the  Company  payable to Energy      Incorporated by
                               Capital Investment Company PLC dated October 15, 1998               Reference(2)

     10.5                      Promissory  Note dated  November 25, 1997,  from the Company      Incorporated by
                               to EnCap Equity 1994 Limited Partnership                            Reference(6)

     10.6                      Amendment  to Renewal  Promissory  Note dated May 1, 1998 by      Incorporated by
                               the Company to EnCap Equity 1994 Limited  Partnership  dated        Reference(1)
                               August 14, 1998

     10.7                      Renewal  Promissory  Note of the  Company  payable  to EnCap      Incorporated by
                               Equity 1994 Limited Partnership dated October 15, 1998              Reference(2)

     10.8                      Note  Restructuring  Agreement  by and  among  the  Company,      Incorporated by
                               Energy  Capital  Investment  Company PLC,  EnCap Equity 1994        Reference(1)
                               Limited   Partnership   and  Gecko   Booty  1994  I  Limited
                               Partnership dated August 14, 1998

     10.9                      Credit  Agreement  between  the  Company and Bank of America      Incorporated by
                               National Trust and Savings Association dated August 14, 1998        Reference(1)

    10.10                      Amendment No. 1 to Credit Agreement  between Bank of America      Incorporated by
                               National  Trust and  Savings  Association  and the  Company,        Reference(3)
                               dated November 16, 1998

    10.11                      Amended and Restated  Credit  Agreement  between the Company      Incorporated by
                               and Bank of America  National Trust and Savings  Association        Reference(4)
                               dated December 4, 1998

    10.12                      Amended and Restated Secured  Promissory Note of the Company      Incorporated by
                               payable  to Bank  of  America  National  Trust  and  Savings        Reference(3)
                               Association dated November 18, 1998

Exhibit
Number                                               Description
------                                               -----------

    10.12                      Master  Subordination  Agreement  by  and  between  Bank  of      Incorporated by
                               America  National Trust and Savings  Association  and Energy        Reference(1)
                               Capital   Investment  Company  PLC  and  EnCap  Equity  1994
                               Limited Partnership dated August 14, 1998

    10.13                      First  Amendment  to Master  Subordination  Agreement by and      Incorporated by
                               among   Bank  of   America   National   Trust  and   Savings        Reference(2)
                               Association  and  Energy  Capital  Investment  Company  PLC,
                               EnCap   Equity  1994  Limited   Partnership,   Bargo  Energy
                               Company, and TJG Investments, Inc., dated October 15, 1998

    10.14                      Subordination   Agreement  by  and  among  Bank  of  America      Incorporated by
                               National  Trust and Savings  Association  and Energy Capital        Reference(2)
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited
                               Partnership,  Bargo  Energy  Company,  and TJG  Investments,
                               Inc., dated October 15, 1998

    10.15                      Intercreditor  and Collateral  Agency Agreement by and among      Incorporated by
                               Energy  Capital  Investment  Company PLC,  EnCap Equity 1994        Reference(2)
                               Limited   Partnership,   Bargo  Energy   Company,   and  TJG
                               Investments, Inc., dated October 15, 1998

    10.16                      Promissory  Note of the  Company  payable  to  Bargo  Energy      Incorporated by
                               Company in the principal  amount of $3,397,600 dated October        Reference(2)
                               15, 1998

    10.17                      Promissory Note of the Company  payable to TJG  Investments,      Incorporated by
                               Inc. in the principal  amount of $602,400  dated October 15,        Reference(2)
                               1998

    10.18                      Security  Agreement  dated May 1, 1998  between  the Company      Incorporated by
                               and Energy  Capital  Investment  Company  PLC,  EnCap Equity        Reference(1)
                               1994  Limited  Partnership,  and Gecko  Booty 1994 I Limited
                               Partnership

    10.19                      First  Amendment  to  Security   Agreement   between  Energy      Incorporated by
                               Capital  Investment  Company PLC,  EnCap Equity 1994 Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,   as  secured   parties,   and   NCI-Shawnee   Limited
                               Partnership, as debtor, dated October 15, 1998

    10.20                      First  Amendment  to  Security   Agreement   between  Energy      Incorporated by
                               Capital  Investment  Company PLC,  EnCap Equity 1994 Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc., as secured  parties,  and Future Cal-Tex  Corporation, as debtor, dated October 15, 1998

Exhibit
Number                                               Description
------                                               -----------

    10.21                      Second  Amendment  to  Security   Agreement  between  Energy      Incorporated by
                               Capital  Investment  Company PLC,  EnCap Equity 1994 Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as secured  parties,  and the Company,  Future Energy
                               Corporation,    Future   Petroleum    Corporation,    Future
                               Acquisitions  1995,  Ltd., and BMC Development No. 1 Limited
                               Partnership, as debtors, dated October 15, 1998

    10.22                      First  Amendment  to  Security  Agreement  between  Bank  of      Incorporated by
                               America National Trust and Savings  Association,  as lender,        Reference(3)
                               and each of the Company,  Future Energy Corporation,  Future
                               Petroleum  Corporation,   Future  CAL-TEX  Corporation,  BMC
                               Development No. 1 Limited  Partnership,  Future  Acquisition
                               1995,  Ltd.,  and  NCI-Shawnee   Limited   Partnership,   as
                               debtors, dated November 18, 1998

    10.23                      Guaranty  dated  April 30,  1998 by the  Company in favor of      Incorporated by
                               Energy  Capital  Investment  Company PLC,  EnCap Equity 1994        Reference(1)
                               Limited   Partnership,   and  Gecko  Booty  1994  I  Limited
                               Partnership

    10.24                      Second   Amendment  to  Guaranty   between   Energy  Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as sellers,  and Future  Energy  Corporation,  Future
                               Petroleum   Corporation,   BMC  Development  No.  1  Limited
                               Partnership,   and  Future   Acquisition   1995,   Ltd.,  as
                               guarantors, dated October 15, 1998

    10.25                      First   Amendment  to  Guaranty   between   Energy   Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc., as sellers,  and NCI-Shawnee Limited  Partnership,  as guarantor, dated October 15, 1998

    10.26                      First   Amendment  to  Guaranty   between   Energy   Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as  sellers  and  Future  Cal-Tex   Corporation,   as
                               guarantor, dated October 15, 1998

Exhibit
Number                                               Description
------                                               -----------

    10.27                      First   Amendment  to  Guaranty   between  Bank  of  America      Incorporated by
                               National Trust and Savings Association,  as lender, and each        Reference(3)
                               of the Company, Future Energy Corporation,  Future Petroleum
                               Corporation,  Future CAL-TEX  Corporation,  BMC  Development
                               No. 1 Limited  Partnership,  Future  Acquisition 1995, Ltd.,
                               and NCI-Shawnee Limited  Partnership,  as guarantors,  dated
                               November 18, 1998

    10.28                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Bargo Energy Resources,  Ltd. dated        Reference(1)
                               August 14, 1998

    10.29                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Energy Capital  Investment  Company        Reference(1)
                               PLC dated August 14, 1998

    10.30                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings   Association   and  EnCap   Equity   1994   Limited        Reference(1)
                               Partnership dated August 14, 1998

    10.31                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and B. Car Price dated August 14, 1998          Reference(1)

    10.32                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association  and Don Wm.  Reynolds dated August 14,        Reference(1)
                               1998

    10.33                      Second Amendment to Pledge Agreement  between Energy Capital      Incorporated by
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited        Reference(2)
                               Partnership,  Bargo  Energy  Company  and  TJG  Investments,
                               Inc.,  as secured  parties,  and the Company,  Future Energy
                               Corporation,  and Future Petroleum Corporation,  as debtors, dated October 15, 1998

    10.34                      First Amendment to Pledge Agreement  between Bank of America      Incorporated by
                               National  Trust and Savings  Association,  as secured party,        Reference(3)
                               and each of the Company,  Future Energy Corporation,  Future
                               Petroleum  Corporation,  EnCap  Equity  1994,  Ltd.,  Energy
                               Capital  Investment  Company PLC,  Bargo  Energy  Resources,
                               Ltd, B. Carl Price, and Don Wm. Reynolds, as debtors,  dated
                               November 18, 1998

    10.35                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Bargo Energy Company dated December        Reference(4)
                               15, 1998

Exhibit
Number                                               Description
------                                               -----------

    10.36                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings   Association  and  TJG   Investments,   Inc.  dated        Reference(4)
                               December 15, 1998

    10.37                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and James Sowell dated December 15, 1998        Reference(4)

    10.38                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings  Association and Thomas D. Barrow dated December 15,        Reference(4)
                               1998

    10.39                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and Tim J. Goff dated December 15, 1998         Reference(4)

    10.40                      Pledge Agreement  between Bank of America National Trust and      Incorporated by
                               Savings Association and Bargo Operating Company,  Inc. dated        Reference(4)
                               December 15, 1998

    10.41                      Registration  Rights  Agreement  among the Company and Bargo      Incorporated by
                               Energy Resources, Ltd. dated August 14, 1998                        Reference(1)

    10.42                      First Amendment to Registration  Rights  Agreement among the      Incorporated by
                               Company,   Bargo  Energy   Resources,   Ltd.,  Bargo  Energy        Reference(4)
                               Company,   TJG   Investments,   Inc.   and   certain   other
                               shareholders dated December 15, 1998

    10.43                      Registration  Rights  Agreement  dated  November  25,  1997,      Incorporated by
                               among the Company,  Energy Capital  Investment  Company PLC,        Reference(6)
                               and EnCap Equity 1994 Limited Partnership

    10.44                      Registration  Rights  Agreement  among the  Company,  Energy      Incorporated by
                               Capital   Investment  Company  PLC  and  EnCap  Equity  1994        Reference(1)
                               Limited Partnership dated August 14, 1998

    10.45                      First Amendment to Registration  Rights  Agreement among the      Incorporated by
                               Company,  Energy  Capital  Investment  Company PLC and EnCap        Reference(4)
                               Equity 1994 Limited Partnership dated December 15, 1998

    10.46                      Registration  Rights  Agreement  among the Company,  B. Carl      Incorporated by
                               Price and certain other shareholders dated August 14, 1998          Reference(1)

    10.47                      First Amendment to Registration  Rights  Agreement among the      Incorporated by
                               Company,  B. Carl Price and certain other shareholders dated        Reference(4)
                               December 15, 1998

Exhibit
Number                                               Description
------                                               -----------

    10.48                      Stock  Purchase  Warrant  by the  Company  to  Bargo  Energy      Incorporated by
                               Resources, Ltd. dated August 14, 1998                               Reference(1)

    10.49                      Voting  Agreement  dated  November  25,  1997  among B. Carl      Incorporated by
                               Price, Don Wm. Reynolds,  Energy Capital  Investment Company        Reference(6)
                               PLC, and EnCap Equity 1994 Limited Partnership

    10.50                      Shareholders'  Agreement  by and  among the  Company,  Bargo      Incorporated by
                               Energy Resources,  Ltd., Energy Capital  Investment  Company        Reference(1)
                               PLC,  EnCap Equity 1994 Limited  Partnership,  B. Carl Price
                               and Don Wm. Reynolds dated August 14, 1998

    10.51                      Amended and  Restated  Shareholders'  Agreement by and among      Incorporated by
                               the Company,  Bargo Energy  Resources,  Ltd., Energy Capital        Reference(4)
                               Investment   Company   PLC,   EnCap   Equity  1994   Limited
                               Partnership,  B. Carl Price, Don Wm. Reynolds,  Bargo Energy
                               Company,   TJG   Investments,   Inc.   and   certain   other
                               shareholders dated December 15, 1998

    10.52                      Amended and Restated  Employment  Agreement of B. Carl Price      Incorporated by
                               dated August 14, 1998                                               Reference(1)

    10.53                      Agreement  between the Company and Don Wm. Reynolds dated as      Incorporated by
                               of November 18, 1997                                                Reference(1)

    10.54                      Agreement  between the Company and Robert  Price dated as of      Incorporated by
                               November 18, 1997                                                   Reference(1)

    10.55                      1993 Employee Incentive Plan                                      Incorporated by
                                                                                                   Reference(5)
    10.56                      Renewal Promissory Note of the Company payable to Energy             This Filing
                               Capital Investment Company PLC dated May 1, 1998

    10.57                      Renewal Promissory Note of the Company payable to EnCap              This Filing
                               Equity 1994 Limited Partnership dated May 1, 1998

    10.58                      Security Agreement between Energy Capital Investment                 This Filing
                               Company PLC and EnCap Equity 1994 Limited Partnership,
                               as secured parties, and the Company, Future Energy
                               Corporation, Future Petroleum Corporation, Future Acquisitions
                               1995, Ltd., and BMC Development No. 1 Limited Partnership,
                               as debtors, dated November 25, 1997

    10.59                      First Amendment to Security Agreement between Energy Capital         This Filing
                               Investment Company PLC and EnCap Equity 1994 Limited Partnership,
                               as secured parties, and the Company, Future Energy Corporation,
                               Future Petroleum Corporation, Future Acquisitions 1995, Ltd., and
                               BMC Development No. 1 Limited Partnership, as debtors, dated
                               May 1, 1998

    10.60                      Guaranty between Energy Capital Investment Company PLC, EnCap        This Filing
                               Equity 1994 Limited Partnership, and Gecko Booty 1994 I Limited
                               Partnership, as sellers, and Future Energy Corporation, Future
                               Petroleum Corporation, BMC Development No. 1 Limited Partnership,
                               and Future Acquisition 1995, Ltd., as guarantors, dated November
                               25, 1997

    10.61                      Pledge Agreement between Energy Capital Investment Company PLC,      This Filing
                               EnCap Equity 1994 Limited Partnership, and Gecko Booty 1994 I
                               Limited Partnership, as secured parties, and the Company, Future
                               Energy Corporation, and Future Petroleum Corporation, as debtors, dated November 25, 1997

   Item 21                                                  Subsidiaries
----------------------------------------------------------------------------------------------------------------------
    21.1                       Schedule of Subsidiaries                                             This Filing

    27.1                       Financial Data Schedule                                              This Filing


------------------------

(1) Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities Exchange and Commission on August 20, 1998. (file no. 000-08609)

(2) Incorporated herein by reference from the Company's Current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 1998. (file no. 000-08609)

(3) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 1998. (file no. 000-08609)

(4) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998. (file no. 000-08609)

(5) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on May 20, 1994. (file no. 000-08609)

(6) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 1997.

(b)      REPORTS ON FORM 8-K.

         During the last quarter of the fiscal year ended December 31, 1998, the Company filed reports on Form 8-K as follows:


              DATE OF EVENT REPORTED                                       ITEM REPORTED
------------------------------------------------------     --------------------------------------------------

December 17, 1998                                          Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements

December 15, 1998                                          Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements

November 19, 1998                                          Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements

October 30, 1998                                           Item 7.  Financial Statements

October 15, 1998                                           Item 2.  Acquisition or Disposition of Assets
                                                           Item 7.  Financial Statements