Form 10QSB
period 1999-03-31
BARGO ENERGY CO
filed 1999-05-21
CIK 51072

UNITED STATES
	                SECURITIES AND EXCHANGE COMMISSION
	                    Washington, D.C. 20549

	                           FORM 10-QSB

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1999

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _______________ to ________________

		Commission file number     0-8609

          	          Bargo Energy Company
	(Exact name of small business issuer as specified in charter)

         Texas               	          87-0239185
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)

      700 Louisiana, Suite 3700
            Houston, Texas                     	        77002
(Address of principal executive offices)	    	    	(Zip Code)

	                 (713)236-9792
(Issuer's telephone number, including area code)

	           Future Petroleum Corporation
2351 West Northwest Highway, Suite 2351, Dallas, Texas 75220
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      Yes  [x ]        No [  ]

             	APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 92,173,596 shares of common stock, par value $0.01 per share, issued and outstanding as of May 20, 1998.

Transitional Small Business Disclosure Format (Check One): Yes  No X

                    Page 1 of 13 Consecutively Numbered Pages

                               PART I
                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's
Form 10-KSB filing for the year ended December 31, 1998.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                      (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEET

                                MARCH 31, 1999

                                  (UNAUDITED)

                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $     1,263,440
     Trade accounts receivable, no allowance for
          doubtful accounts considered necessary:
          Joint interest billings                                 37,763
          Accrued oil and gas sales                            2,198,765
          Advance to related party                                36,793
                                                               ---------
               TOTAL CURRENT ASSETS                            3,536,761
                                                               ---------

PROPERTY AND EQUIPMENT

     Oil and gas properties, full cost method                 46,541,511
     Other                                                       662,908
                                                              ----------
               TOTAL PROPERTY AND EQUIPMENT                   47,204,419
                                                              ----------
     Less accumulated depletion, depreciation
          and amortization                                    (2,507,671)
                                                              ----------
               NET PROPERTY AND EQUIPMENT                     44,696,748

OTHER ASSETS

     Goodwill, net of accumulated amortization of $58,333      1,941,667
     Loan costs, net of accumulated amortization of $74,944      914,956
     Mining properties held for sale                              39,977
     Other                                                         1,306
                                                               ---------
               TOTAL OTHER ASSETS                              2,897,906
                                                               ---------
     TOTAL ASSETS                                       $     51,131,415
                                                              ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                  $      8,957,167
     Trade accounts payable                                    1,820,208
     Accrued oil and gas proceeds payable                        265,980
     Accrued interest payable                                    791,247
     Advance from related party                                  356,073
                                                              ----------
               TOTAL CURRENT LIABILITIES                      12,190,675
                                                              ----------

LONG TERM DEBT, less current portion                          31,555,262
                                                              ----------

DEFERRED TAX LIABILITY                                           516,000
                                                              ----------

STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value, 200,000 shares authorized,
          100,000 shares issued and outstanding                    1,000
     Common stock, $.01 par value; 30,000,000 shares authorized,
          22,357,786 shares issued and outstanding               223,377
     Additional paid-in capital                                6,421,345
     Deferred stock issuance costs                              (159,615)
     Retained earnings                                           383,371
                                                               ---------
               TOTAL STOCKHOLDERS' EQUITY                      6,869,478
                                                               ---------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     51,131,415
                                                              ==========

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                    (FORMERLY FUTURE PETROLEUM CORPORATION
                              AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                1999               1998
                                             ----------       -----------
REVENUES

     Oil and gas sales                      $ 2,201,550        $  494,174
                                              ---------           -------
          TOTAL REVENUES                      2,201,550           494,174
                                              ---------           -------
COSTS AND EXPENSES

     Lease operations and production taxes      935,470           268,560
     General and administrative                 863,237            77,867
     Depletion, depreciation and amortization   991,042           101,699
                                              ---------           -------
          TOTAL EXPENSES                      2,789,749           448,126
                                              ---------           -------
OTHER INCOME

     Interest expense                          (871,263)         (165,894)
     Interest income                              3,833             2,108
     Miscellaneous income                         -0-               4,406
                                              ---------          --------
          TOTAL OTHER INCOME AND (EXPENSE)     (867,430)         (159,380)
                                              ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES            (1,455,629)         (113,332)

DEFERRED INCOME TAX BENEFIT (EXPENSE)           495,000            40,000
                                             ----------          --------
NET INCOME (LOSS)                        $     (960,629)      $   (73,332)
                                             ==========          ========
NET INCOME (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                             (.02)             (.01)
                                             ----------          --------
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                             48,338,926         5,679,000
                                             ----------         ---------

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                    (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)
                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                1999               1998
                                            -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                     $  (960,629)       $  (73,332)
     Adjustments to reconcile net income
     (loss) to net cash provided by
            operating activities:
          Depletion, depreciation, and
            amortization                       991,042           101,699
          Amortization of debt issue costs      49,500             -0-
          Deferred income taxes               (495,000)          (40,000)
          Change in working capital items:
               Decrease (increase) in
                    accounts receivable        399,472            64,761
               Increase in advances to
                    related parties            (28,793)            -0-
               Increase (decrease) in accounts payable
                    and accrued liabilities    476,435           (40,982)
               Decrease in advances from
                    related parties           (209,927)            -0-
               Other                            (7,777)            6,845
                                              ---------          --------
               NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES            214,323            18,991
                                              ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties    (549,511)            -0-
     Additions to property and equipment       (14,908)         (211,086)
                                              ---------          --------
               NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES           (564,419)         (211,086)
                                              ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt            655,262             -0-
     Repayment of long-term debt                (1,833)           (3,589)
     Stock issuance costs                     (290,964)            -0-
     Proceeds from exercise of stock options    10,071             -0-
                                              ---------          --------
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                 372,536            (3,589)
                                              ---------          --------
NET INCREASE (DECREASE) IN CASH                 22,440          (195,684)

CASH AND CASH EQUIVALENTS,
          BEGINNING OF QUARTER               1,241,000           292,931
                                             ---------           --------
CASH AND CASH EQUIVALENTS, END OF QUARTER   $1,263,440        $   97,247
                                             =========           ========
SUPPLEMENTAL INFORMATION:
     Cash paid during the quarter
                 for interest               $  460,360        $  165,894
                                             =========           ========

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                   (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           FOR THE PERIODS INDICATED

                                  (UNAUDITED)


                               Preferred Stock          Common Stock
                              Shares     Amount        Shares    Amount
                             --------   --------      --------  ----------
BALANCES, DECEMBER 31, 1997       -0-   $    -0-      5,678,779  $  57,000

Shares issued for oil and gas
     properties               100,000      1,000      5,163,192     52,000
Shares issued for fixed assets    -0-        -0-      2,414,776     24,000
Shares issued for retirement
     of debt                      -0-        -0-      8,495,683     85,000
Shares issued for options
     exercised                    -0-        -0-        110,000      1,000
Shares issued for payment
     of interest                  -0-        -0-        267,400      2,000
Shares issued for services        -0-        -0-        190,236      2,000
Net income                        -0-        -0-            -0-        -0-
                            ---------    -------      ---------  ---------

BALANCES, DECEMBER 31, 1998   100,000    $ 1,000     22,320,066  $ 223,000

Stock issuance costs              -0-        -0-            -0-        -0-

Shares issued for options
     exercised                    -0-        -0-         37,720        377
Net income (loss)                 -0-        -0-            -0-        -0-
                            ---------    -------     ----------  ---------

BALANCES, MARCH 31, 1999      100,000    $ 1,000     22,357,786  $ 223,377
                            =========   ========     ==========  =========

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                   (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           FOR THE PERIODS INDICATED

                                  (UNAUDITED)

                                         Deferred                Total
                             Additional   Stock       Retained   Stock-
                             Paid-In     Issuance     Earnings   holders'
                              Capital     Costs       (Deficit)  Equity
                             --------   --------      --------  ----------
BALANCES, DECEMBER 31, 1997 $4,413,000  $    -0-     $(64,0000) $4,406,000

Shares issued for oil and gas
     properties                 21,000       -0-           -0-      74,000
Shares issued for fixed assets 593,000       -0-           -0-     617,000
Shares issued for retirement
     of debt                 1,312,000       -0-           -0-   1,397,000
Shares issued for options
     exercised                  57,000       -0-           -0-      58,000
Shares issued for payment
     of interest                66,000       -0-           -0-      68,000
Shares issued for services      81,000       -0-           -0-      83,000
Net income                        -0-        -0-     1,408,000   1,408,000
                             ---------    -------    ---------   ---------

BALANCES, DECEMBER 31, 1998 $6,543,000  $    -0-    $1,344,000  $8,111,000

Stock issuance costs         (131,349)  (159,615)          -0-    (290,964)
Shares issued for options
     exercised                  9,694        -0-           -0-      10,071
Net income (loss)                 -0-        -0-      (960,629)   (960,629)
                            ---------    -------     ----------  ---------

BALANCES, MARCH 31, 1999   $6,421,345  $(159,615)    $ 383,371  $6,869,478
                           ==========   ========     =========  ==========


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE COMPANY

Bargo Energy Company (the "Company" or "Bargo") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in the Gulf Coast Region(Texas and Louisiana) and California. The Company's principal business strategies include
(i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii)conducting detailed field studies using the newest technology to identify additional reserves and exploration potential, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise. In 1998, through a change in management and the establishment of a credit facility with Bank of America, the Company was able to implement an aggressive acquisition program. Going forward, the Company intends to continue to actively acquire producing oil and gas reserves along with the exploitation of its existing properties.

As of December 31, 1998, the Company owned approximately 15,145,000 barrels of oil equivalent proved reserves. Approximately 54% of the Company's reserves are proved developed producing reserves. Quantities stated as equivalent barrels of oil reserves are based on a factor of six mcf of natural gas per barrel of oil.

STRATEGIC DEVELOPMENTS

On August 14, 1998, the Company acquired from Bargo Energy Resources, Ltd. ("Resources") their interest in the South Coles Levee Unit for a purchase price of $5.8 million, 4.7 million shares of Common Stock and a warrant to purchase an additional 250,000 shares of Common Stock ("August Transaction").In connection with this transaction, EnCap Equity 1994, L.P, a Texas limited partnership ("EnCap") and Energy Capital Investment Company PLC, an English investment company ("ECIC") (together are the "EnCap Entities") agreed to modify and extend their outstanding loans to the Company in the amount of approximately $7.3 million in exchange for 2.8 million shares of Common Stock.

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

In connection with the August Transaction, Bargo entered into a $20 million credit agreement with Bank of America National Trust and Savings Association ("Bank of America") with a borrowing base initially set at $10.5 million. Pursuant to pledge agreements dated August 14, 1998 ("August Pledge Agreements"), Resources, the EnCap Entities and the Price Group pledged their shares of Common Stock to secure Future's borrowing sunder the credit agreement.

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

Also in connection with the December transaction, the Company agreed to file an information statement with the Commission to change its name to Bargo Energy Company from Future Petroleum Corporation, reincorporate the Company in Texas and increase the number of shares of Common Stock Future is authorized to issue

On April 26, 1999 (the "Effective Date"), Bargo Energy Company, a Texas corporation ("Bargo"), merged with Future Petroleum Corporation, a Utah corporation ("Future"). Bargo was incorporated under the name FPT Corporation on January 26, 1999 as a wholly owned subsidiary of Future solely for the purpose of reincorporating Future in Texas.

The reincorporation occurred pursuant to a merger agreement dated April 6, 1999 entered into between Future and Bargo ("Merger Agreement"). In accordance with the terms of the Merger Agreement, Future merged into Bargo, with Bargo as the surviving corporation. On the Effective Date, each of the 22,320,066 shares of common stock of Future outstanding were converted into one share of Bargo's common stock and each of the 100,000 shares of preferred stock of Future outstanding were converted into one share of Bargo preferred stock. The company's symbol on the OTC Bulletin Board was changed from FUPT to BARG to reflect the change in the company's name from Future Petroleum Corporation to Bargo Energy Company. In connection with the reincorporation, all of the Preferred stock (100,000 shares) issued pursuant to the December transaction was converted to 26 million shares of Common stock.

The reincorporation merger increased the company's authorized capital stock from 30,200,000 shares to 125 million shares. The articles of incorporation of Bargo authorize 125 million shares of capital stock, of which 120 million shares are common stock and 5 million shares are preferred stock. Future's articles of incorporation authorized 30 million shares of common stock and 200,000 shares of preferred stock.

On May 14, 1999, the Company closed a transaction pursuant to which it issued and sold to Kayne Anderson Energy Fund, L.P. ("Kayne"), BancAmerica Capital Investors SBIC I, L.P. ("BancAmerica"), Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P. (collectively, "Eos"), Energy Capital Investment Company PLC, EnCap Energy Captial Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P. (collectively, "EnCap") and SGC Partners II LLC ("SGC" and together with Kayne, BancAmerica, Eos, EnCap and SGC, the "Investors") shares of a newly created class of preferred stock. Five million shares of the company's Cumulative Redeemable Preferred Stock, Series B ("Preferred Stock") were issued in exchange for an aggregate purchase price of $50 million. As additional consideration, the Company issued an aggregate of 43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis). If the Company redeems all of the outstanding shares of Preferred Stock prior to May 14, 2001, the Investors must sell back to the Company 12.5% of the shares of Common Stock originally issued to the Investors.

Dividends on the Preferred Stock equal to 10% per annum are payable quarterly. The dividend rate is subject to increase (but in no event to more than 16%) or decrease (but in no event to less than 10%) based upon the Company's ratio of assets to liabilities which is calculated on January 1 and July 1 of each year or at such other time as requested by the Investors. The Preferred Stock may be redeemed at any time by the Company and must be redeemed upon the occurrence of certain events, including upon the fifth anniversary of the issue date or upon a change of control. A change of control is deemed to occur upon any merger, reorganization, purchase or sale of more than 50% of the Company's voting securities, the sale of substantially all of the assets of the Company or at any time Tim Goff ceases to serve as the Company's Chief Executive Officer. The Company is prohibited from taking certain actions, including authorizing, creating or issuing any shares of capital stock, amending the articles of incorporation of the Company and authorizing a merger or change of control, without the consent of the holders of a majority of the outstanding shares of Preferred Stock.

In connection with the transaction, the Company, Bargo Energy Resources, Ltd., TJG Investments, Inc., Bargo Energy Company, Tim J. Goff, Thomas Barrow, James E. Sowell and Bargo Operating Company, Inc. (collectively, the "Bargo Group"), B. Carl Price, Don Wm. Reynolds (Mr. Price and Mr. Reynolds are referred to as the "Price Group"), EnCap Equity 1994 Limited Partnership and the Investors entered into a Second Amended and Restated Shareholders' Agreement ("Shareholders' Agreement"). Under the Shareholders' Agreement, the holders of the Preferred Stock have the right, for so long as the Preferred Stock is outstanding and until the occurrence of certain other events, to appoint designated nominees to the Board of Directors. Accordingly, as part of these transactions, B. Carl Price, Mary Elizabeth Vanderhider and Kimberly G. Seekely have resigned from Bargo's Board of Directors. Of the three vacancies on the Board of Directors, one will be filled by a nominee to be named by Kayne, one was filled by a nominee of BancAmerica and one was filled by a nominee of Eos and SGC. Brian D. Young was appointed to serve as the Eos/SGC nominee and J. Travis Hain was appointed to serve as BancAmerica's nominee. The EnCap entities have the right to appoint two nominees to the Board of Directors and the members of the Bargo Group have the right to appoint two nominee to the Board of Directors. The Price Group no longer has the right to appoint nominees to the Board of Directors. The continuing members of Bargo's Board are Tim J. Goff and Thomas D. Barrow (as the Bargo Group nominees) and Gary R. Petersen and
D. Martin Phillips (as the EnCap nominees). The Shareholders' Agreement also sets forth certain rights of first refusal and tag along rights among the parties thereto.

The Company, the Investors and EnCap Equity 1994 Limted Partnership also entered into a Second Amendment to Registration Rights Agreement dated May 14, 1999 providing for registration rights for the shares of common stock of the Company issued to the Investors.

In connection with the transaction, the Company amended its Bylaws to provide that for so long as each of (i) EOS and SGC (jointly), (ii) Kayne, (iii) BancAmerica, (iv) EnCap and (v) the Bargo Group (each, a "Nominee Group") is entitled to nominate one or more persons to the Board of Directors of the Company as provided in the Shareholders' Agreement, no act shall be deemed to be an act of the Board of Directors or to be authorized and approved by the Board of Directors without the approval of at least three directors that are nominated by at least three separate Nominee Groups. In addition, Article VIII of the Bylaws providing certain voting rights to the nominee of the Bargo Group, was deleted.

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

BRUCE ROY FIELD. This field produces from the Eocene age, geopressured Yegua sandstone. Future owns both operated and non-operated interests in 4 active wells. The other field operators are Ken Petroleum and United Oil &Minerals. The field is located in Wharton County, Texas. There are additional proved non-producing reserves.

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


CALIFORNIA

SOUTH COLES LEVEE UNIT. South Coles Levee Unit is located in the southern end of the San Joaquin Valley, Kern County, California, 15 miles southwest of the city of Bakersfield. The field lies just southeast of the petroleum reserve at Elk Hills and was discovered in 193 by the Ohio Oil Company (now Marathon Oil Co.) as a result of extensive seismic work. The discovery well, the "KCL-F" 1 (now the SCLU 74-10) was drilled to a total depth of 9365' and completed flowing 885 Bpd of 44.5(Degree) gravity oil. The initial completion was from the Miocene Age, upper Stevens member of the Antelope formation and designated the F-1 zone. Subsequent drilling discovered a lower member in 1939 that was called the F-2 zone. Both zones are deepwater, turbidite sandstones. The field's trap is formed by both structural and stratigraphic components. Upside opportunities lie in behind pipe zones, infill drilling, re-initiating the F-1 waterflood, an F-2 waterflood, and shooting a3-D seismic program. The field is presently operated by Aera Energy L.L.C.(Mobile-Shell Joint Venture). Future owns a 63.5% WI and 48.6% NRI in 52 currently producing wells.


LOUISIANA

NORTH LEROY FIELD. North Leroy Field is located in southern Louisiana in Vermilion Parish and is operated by Westland Oil Co. and Cajun Minerals. There are two active wells which produce from Oligocene age Frio sandstones. There are additional behind pipe reserves as well as one proved, undeveloped location.

CHENIERE FIELD. This field is located in northeast Louisiana in Ouachita Parish and is operated by Brammer-Keystone. Production is from Jurassic age retrograde condensate Cotton Valley sandstones. The field was discovered in May 1961 and unitized in November 1966. A natural gas cycling program was initiated in July 1967 and reservoir blow down commenced in the fall of 1988.

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

CUMBERLAND FIELD. The Cumberland Field is located in Bryan and Marshall Counties, Oklahoma. The field has a northwest-southeast orientation and is located on a structural high associated with the southwest fault block(horst) of a large northwest-southeast oriented horst and graben fault system. Cumberland field has produced over 73 MMBBLS and over 54 MMMCFG. A substantial amount of remaining barrels of oil should be producible using present day recovery methods and oil prices. Proven gas reserves remaining to be produced are estimated to be at least 30 BCFG. Cumberland field was discovered in 1940. Producing formations range from the Arbuckle Dolomites (Ordovician in age) up through the Simpson Sands, Viola and Hunton Limestones, Woodford Chert and Sycamore Siltstones (Pennsylvanian age). The Simpson Sands are the oil reservoirs. They also hold a large share of the gas as attic gas in their gas caps. The Company has obtained oil and gas leases on the flanks of this field. Major oil companies have conducted an extensive 3-D seismic study of this area with the idea of extending this field and further developing the remaining reserves. This extension field is operated by Quintin Little Oil Company and the Company has an interest in one well.

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

The Company uses the full cost method of accounting for the Company's investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool." Oil and gas properties in the pool, plus estimated future expenditures to develop proved reserves and future abandonment, site remediation and dismantlement costs, are depleted and charged to operations using the unit of production method based on the portion of current production to total estimated proved recoverable oil and gas reserves. To the extent that such capitalized cost (net of depreciation, depletion and amortization) exceed the discounted future net cash flows on an after-tax basis of estimated proved oil and gas reserves, such excess costs are charged to operations. Once incurred, the write down of oil and gas properties is not reversible at a later date even if oil or natural gas prices increase.

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

In June 1998 the Financial Accounting Standards Board issued SFAS 133" Accounting for Derivative Instruments and Hedging Activities." This standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings and issuance of debt and equity securities.

The Company reported a consolidated net loss of $961,000 for the quarter ended March 31, 1999 compared to a consolidated net loss of $73,000 for the quarter ended March 31, 1998. At March 31, 1999, the Company had negative working capital of $8,654,000, which was a $8,297,000 increase from the $357,000 working capital deficit that the Company had as of March 31, 1998. This decrease in working capital was due primarily to the current portion of long term debt resulting from the acquisition of proved reserves referred to above. Management believes cash flow from those reserves along with the issuance of additional equity will be sufficient to eliminate the working capital deficit.


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

At December 31, 1998, the Tranche B loan commitment amount was $12 million, of which $8.945 million had been borrowed. The Company has a choice of two different interest rates under the Tranche B loan, the Base Rate or the LIBO Rate. The debt bears interest under the Base Rate at the higher of the lender's "Reference Rate" plus 2% (through April 4, 1999, and plus 4% thereafter until maturity) or the Federal Funds Rate plus 2.5% (through April 4, 1999, and plus 4.5% thereafter until maturity). The debt bears interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 4% (through April 4, 1999, and plus 6% thereafter until maturity). The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $50,000 with a minimum transfer amount of $250,000. On June 4,1999 the Company must repay in full all amounts outstanding under Tranche B. In connection with the May 14, 1999 equity transaction the Company has paid in full amounts outstanding under Tranche B.

CASH FLOW TO OPERATING ACTIVITIES

Operating activities of the Company during the three months ended March 31,1999 provided net cash of $214,000. In the same period during 1998, operations provided net cash of $19,000. Investing activities in the first three months ending March 31, 1999, used net cash of $564,000, primarily due to the acquisition of oil and gas properties. Investing activities in the first three months of 1998 required net cash of $211,000 primarily due to additions to property and equipment. Financing activities in the first three months ending March 31, 1999 provided net cash of $373,000 primarily due to proceeds from the issuance of debt. This is an increase of $376,000 versus the first three months of 1998.


RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 1999 and 1998

     Total revenues for the three months increased to $2,202,000 from $494,000 in 1998, primarily due to the acquisition of oil and gas properties. Production costs increased due to the purchase of proved reserves. General and administrative expenses increased to $863,000 from $78,000 in 1998 due to the acquisition of Resources and increased overhead associated with the Company's increased acquisition activity. The Company had a net loss of $961,000 for the three months ended March 31, 1999 compared to a net loss of $73,000 in 1998, primarily due to the acquisition of proved reserves. The majority of the cash flow generated from these additional reserves was primarily used to pay interest costs.

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

                               EXHIBIT INDEX


Exhibit
Number                       Title of Document                 Location
-----------------------------------------------------------------------

2.                Plan of acquisition, reorganization,
                  arrangement, liquidation or
                  succession                                      (1)

3.                Articles of Incorporation and By-laws

   3.1            Articles of Incorporation of Bargo
                  Energy Company                                  (2)

   3.2            Agreement and Plan of Merger, dated
                  as of April 6, 1999 between Future
                  Petroleum Corporation and FPT
                  Corporation.                                    (2)

   3.3            By-laws of Bargo Energy Company                 (2)

   3.4            Amendment to Bargo Energy Company By-laws       (3)

4.                Instruments defining the rights of
                  security holders

   4.1            Certificate of Designation of
                  Cumulative Redeemable Preferred
                  Stock, Series B                                 (3)

10.               Material Contracts

   10.1           Second Amended and Restated
                  Shareholders' Agreement, dated May
                  14, 1998, by and among Bargo Energy
                  Company, B. Carl Price, Don Wm.
                  Reynolds, Energy Capital Investment
                  Company PLC, EnCap Equity 1994
                  Limited Partnership, Bargo Energy
                  Resources, Ltd., TJG Investments,
                  Inc., Bargo Energy Company, Tim J.
                  Goff, Thomas Barrow, James E. Sowell,
                  Bargo Operating Company, Inc., EnCap
                  Energy Capital Fund III-B, L.P., BOCP
                  Energy Partners, L.P., EnCap Energy
                  Capital Fund III, L.P., Kayne
                  Anderson Energy Fund, L.P.,
                  BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners, L.P., Eos
                  Partners SBIC, L.P., Eos Partners
                  SBIC II, L.P., and SGC Partners II
                  LLC.                                           (3)

   10.2           Second Amendment to Registration
                  Rights Agreement dated May 14, 1999
                  between Energy Capital Investment
                  Company PLC, EnCap Equity 1994
                  Limited Partnership, EnCap Energy
                  Capital Fund III-B, L.P., BOCP Energy
                  Partners, L.P., EnCap Energy Capital
                  Fund III, L.P., Kayne Anderson Energy
                  Fund, L.P., BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners,
                  L.P., Eos Partners SBIC, L.P., Eos
                  Partners SBIC II, L.P., and SGC
                  Partners II LLC.                               (3)

   10.3           Consent to Amendment to Registration
                  Rights Agreement by TJG Investments,
                  Inc., Bargo Energy Company, Bargo
                  Energy Resources, Ltd., Bargo
                  Operating Company, Inc., Tim J. Goff,
                  Thomas Barrow, James E. Sowell, B.
                  Carl Price, Don Wm. Reynolds,
                  Christie Price, Robert Price and
                  Charles D. Laudeman.                           (3)

   10.4           Amendment No. 1 to Amended and
                  Restated Credit Agreement dated May
                  14, 1999 between Bargo Energy Company
                  and Bank of America National Trust
                  and Savings Association.                       (3)

   10.5           Amended and Restated Secured
                  Promissory Note dated May 14, 1999
                  between Bargo Energy Company and Bank
                  of America National Trust and Savings
                  Association.                                   (3)

   10.6           Consent and Agreement dated May 14,
                  1999 between Bargo Energy Company and
                  Bank of America National Trust and
                  Savings Association.                           (3)

   10.7           SBA Side Letter dated May 14, 1999
                  between Bargo Energy Company and
                  BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners SBIC, L.P., Eos
                  Partners SBIC II, L.P and SGC
                  Partners II LLC.                               (3)

   10.8           SBA Side Letter dated May 14, 1999
                  between Bargo Energy Company, EnCap
                  Equity 1994 Limited Partnership, TJG
                  Investments, Inc., Bargo Energy
                  Company, Bargo Energy Resources,
                  Ltd., Bargo Operating Company, Inc.,
                  Tim J. Goff and BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners
                  SBIC, L.P., Eos Partners SBIC II,
                  L.P. and SGC Partners II, LLC.                 (3)

   10.9           Stock Purchase Agreement dated May
                  14, 1999 between Bargo Energy Company
                  and Energy Capital Investment Company
                  PLC, EnCap Energy Capital Fund III-B,
                  L.P., BOCP Energy Partners, L.P.,
                  EnCap Energy Capital Fund III, L.P.,
                  Kayne Anderson Energy Fund, L.P.,
                  BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners, L.P., Eos
                  Partners SBIC, L.P., Eos Partners
                  SBIC II, L.P., and SGC Partners II
                  LLC.                                           (3)

   10.10          Bargo Energy Company 1999 Stock Incentive
                  Plan                                           (3)

   10.11          Confidentiality and Non-Compete
                  Agreement dated May 14, 1999 between
                  Bargo Energy Company and Tim J. Goff           (3)

11.               Statement regarding computation of
                  per share earnings                             (1)

15.               Letter on unaudited interim financial
                  information                                    (1)

18.               Letter on change in accounting
                  principles                                     (1)

19.               Report furnished to security holders           (1)

22.               Published report regarding matters
                  submitted to vote                              (1)

23.               Consents of experts and counsel                (1)

24.               Power of attorney                              (1)

27.               Financial data schedule                        (3)

99                Additional exhibits                            (1)

______________________________________

(1)     Inapplicable to this filing.

(2) Incorporated herein by reference from the Company's Current report on Form 8-K filed with the Securities and Exchange
        Commission on April 29, 1999.  (file no. 000-08609).

(3)     Filed herewith.


(b)		Reports on Form 8-K.

Date Event Reported              Item Reported
-------------------          ---------------------
February 15, 1999          Item 4. Change in Registrant's
                                   Certifying Accountant

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 				BARGO ENERGY COMPANY
	                              (Registrant)




Dated:  May 20, 1999	By:     /s/ B. Carl Price
                 				B. Carl Price,
                 				Vice President Corporate Development

The following exhibits are included as part of this report:

                             EXHIBIT INDEX


Exhibit
Number                       Title of Document                 Location
-----------------------------------------------------------------------

2.                Plan of acquisition, reorganization,
                  arrangement, liquidation or
                  succession                                      (1)

3.                Articles of Incorporation and By-laws

   3.1            Articles of Incorporation of Bargo
                  Energy Company                                  (2)

   3.2            Agreement and Plan of Merger, dated
                  as of April 6, 1999 between Future
                  Petroleum Corporation and FPT
                  Corporation.                                    (2)

   3.3            By-laws of Bargo Energy Company                 (2)

   3.4            Amendment to Bargo Energy Company By-laws       (3)

4.                Instruments defining the rights of
                  security holders

   4.1            Certificate of Designation of
                  Cumulative Redeemable Preferred
                  Stock, Series B                                 (3)

10.               Material Contracts

   10.1           Second Amended and Restated
                  Shareholders' Agreement, dated May
                  14, 1998, by and among Bargo Energy
                  Company, B. Carl Price, Don Wm.
                  Reynolds, Energy Capital Investment
                  Company PLC, EnCap Equity 1994
                  Limited Partnership, Bargo Energy
                  Resources, Ltd., TJG Investments,
                  Inc., Bargo Energy Company, Tim J.
                  Goff, Thomas Barrow, James E. Sowell,
                  Bargo Operating Company, Inc., EnCap
                  Energy Capital Fund III-B, L.P., BOCP
                  Energy Partners, L.P., EnCap Energy
                  Capital Fund III, L.P., Kayne
                  Anderson Energy Fund, L.P.,
                  BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners, L.P., Eos
                  Partners SBIC, L.P., Eos Partners
                  SBIC II, L.P., and SGC Partners II
                  LLC.                                            (3)

   10.2           Second Amendment to Registration
                  Rights Agreement dated May 14, 1999
                  between Energy Capital Investment
                  Company PLC, EnCap Equity 1994
                  Limited Partnership, EnCap Energy
                  Capital Fund III-B, L.P., BOCP Energy
                  Partners, L.P., EnCap Energy Capital
                  Fund III, L.P., Kayne Anderson Energy
                  Fund, L.P., BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners,
                  L.P., Eos Partners SBIC, L.P., Eos
                  Partners SBIC II, L.P., and SGC
                  Partners II LLC.                                (3)

   10.3           Consent to Amendment to Registration
                  Rights Agreement by TJG Investments,
                  Inc., Bargo Energy Company, Bargo
                  Energy Resources, Ltd., Bargo
                  Operating Company, Inc., Tim J. Goff,
                  Thomas Barrow, James E. Sowell, B.
                  Carl Price, Don Wm. Reynolds,
                  Christie Price, Robert Price and
                  Charles D. Laudeman.                            (3)

   10.4           Amendment No. 1 to Amended and
                  Restated Credit Agreement dated May
                  14, 1999 between Bargo Energy Company
                  and Bank of America National Trust
                  and Savings Association.                        (3)

   10.5           Amended and Restated Secured
                  Promissory Note dated May 14, 1999
                  between Bargo Energy Company and Bank
                  of America National Trust and Savings
                  Association.                                    (3)

   10.6           Consent and Agreement dated May 14,
                  1999 between Bargo Energy Company and
                  Bank of America National Trust and
                  Savings Association.                            (3)

   10.7           SBA Side Letter dated May 14, 1999
                  between Bargo Energy Company and
                  BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners SBIC, L.P., Eos
                  Partners SBIC II, L.P and SGC
                  Partners II LLC.                                (3)

   10.8           SBA Side Letter dated May 14, 1999
                  between Bargo Energy Company, EnCap
                  Equity 1994 Limited Partnership, TJG
                  Investments, Inc., Bargo Energy
                  Company, Bargo Energy Resources,
                  Ltd., Bargo Operating Company, Inc.,
                  Tim J. Goff and BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners
                  SBIC, L.P., Eos Partners SBIC II,
                  L.P. and SGC Partners II, LLC.                  (3)

   10.9           Stock Purchase Agreement dated May
                  14, 1999 between Bargo Energy Company
                  and Energy Capital Investment Company
                  PLC, EnCap Energy Capital Fund III-B,
                  L.P., BOCP Energy Partners, L.P.,
                  EnCap Energy Capital Fund III, L.P.,
                  Kayne Anderson Energy Fund, L.P.,
                  BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners, L.P., Eos
                  Partners SBIC, L.P., Eos Partners
                  SBIC II, L.P., and SGC Partners II
                  LLC.                                            (3)

   10.10          Bargo Energy Company 1999 Stock Incentive
                  Plan                                            (3)

   10.11          Confidentiality and Non-Compete
                  Agreement dated May 14, 1999 between
                  Bargo Energy Company and Tim J. Goff            (3)

11.               Statement regarding computation of
                  per share earnings                              (1)

15.               Letter on unaudited interim financial
                  information                                     (1)

18.               Letter on change in accounting
                  principles                                      (1)

19.               Report furnished to security holders            (1)

22.               Published report regarding matters
                  submitted to vote                               (1)

23.               Consents of experts and counsel                 (1)

24.               Power of attorney                               (1)

27.               Financial data schedule                         (3)

99                Additional exhibits                             (1)

______________________________________

(1)     Inapplicable to this filing.

(2) Incorporated herein by reference from the Company's Current report on Form 8-K filed with the Securities and Exchange
        Commission on April 29, 1999.  (file no. 000-08609).

(3)     Filed herewith.

                               EXHIBIT 3.4

                               AMENDMENT TO
                        BARGO ENERGY COMPANY BYLAWS
                                  AS OF
                              MAY 12, 1999


1.     The following Section 4.14 is added to the Bylaws:

     Section 4.14.  Required Vote.     For so long as each of (i) EOS
and SGCP (jointly), (ii) Kayne, (iii) BACI, (iv) EnCap and (v) the Bargo Group (each, a "Nominee Group") is entitled to nominate one or more persons to the Board of Directors of the Company as provided in the Second Amended and Restated Shareholders' Agreement dated May 14, 1999 ("Shareholders' Agreement"), no act shall be deemed to be an act of the Board of Directors or to be authorized and approved by the Board of Directors without the approval of at least three directors that are nominated by at least three separate Nominee Groups (which shall be in addition to any other corporate action required by the Articles of Incorporation, these Bylaws or by applicable law). For so long as each Nominee Group is entitled to nominate one or more persons to the Board of Directors as provided above, notwithstanding anything to the contrary contained in these Bylaws, no amendment, repeal or provision inconsistent with the provisions of this Section 4.14 shall be adopted unless it is approved by the vote of 75% of the shares of the Company entitled to vote.

2.     Article VIII of the Bylaws is deleted.

                                EXHIBIT 4.1

                        CERTIFICATE OF DESIGNATIONS
                                     OF

                    CUMULATIVE REDEEMABLE PREFERRED STOCK, SERIES B

                                    OF

                          BARGO ENERGY COMPANY

Pursuant to Article 2.13 of the
Texas Business Corporation Act


     Bargo Energy Company, a corporation organized and existing under the laws of the State of Texas (the "Corporation"), DOES HEREBY CERTIFY that, pursuant to the authority conferred on the Board of Directors of the Corporation by the Articles of Incorporation of the Corporation and in accordance with Article 2.13 of the Texas Business Corporation Act, on May 14, 1999, the Board of Directors of the Corporation duly adopted, by all necessary action on the part of the Corporation, the following resolutions establishing and designating a series of its Preferred Stock, par value $.01 per share, designated "Cumulative Redeemable Preferred Stock, Series B" and fixing and determining the relative rights and preferences thereof:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation (the "Board of Directors") in accordance with the provisions of its Articles of Incorporation, a series of Preferred Stock, par value $.01 per share, of the Corporation is hereby created, and that the designation and number of shares thereof and the preferences, limitations and relative rights thereof are as follows:

1. Section Designation, Number of Shares and Stated Value of Cumulative Redeemable Preferred Stock, Series B. There is hereby authorized and established a series of Preferred Stock that shall be designated as "Cumulative Redeemable Preferred Stock, Series B" (hereinafter referred to as "Series B Preferred"), and the number of shares constituting such series shall be Five Million (5,000,000). Such number of shares may be increased or decreased, but not to a number less than the number of shares of Series B Preferred then issued and outstanding, by resolution adopted by the full Board of Directors. The "Stated Value" per share of the Series B Preferred shall be equal to Ten Dollars ($10).

2. Section Definitions. In addition to the definitions set forth elsewhere herein, the following terms shall have the meanings indicated:

3. "Adjusted Current Liabilities" shall mean, (a) the total of all items which would appear as a current liability upon a balance sheet of the Corporation or its consolidated subsidiaries prepared in accordance with GAAP, less (b) the total of any such items appearing as a current liability which would be included in the definition of Total Consolidated Indebtedness.

4. "Adjusted Net Working Capital" shall mean (a) the total of all items which would appear as a current assets upon a balance sheet of the Corporation or its consolidated subsidiaries prepared in accordance with GAAP less (b) Adjusted Current Liabilities.

5. "Business Day" means any day other than a Saturday, Sunday or a day on which banking institutions in Houston, Texas are authorized or obligated by law or executive order to close.

6. "Calculation Date" means any date on which PV-10 Value (defined below) is calculated, as follows: (i) PV-10 Value shall be calculated by independent reserve engineers (designated by the Corporation and reasonably acceptable to the holders of a majority of the Series B Preferred outstanding at such time) as of each January 1, the final report for which shall be provided to the Corporation and the holders of Series B Preferred no later than the following March 16, (ii) PV-10 Value shall be calculated by the Corporation's reserve engineers as of each July 1, the final report for which shall be provided to the Corporation and the holders of Series B Preferred no later than the following August 14, and (iii) PV-10 Value shall be calculated by independent reserve engineers (designated by the holders of a majority of the Series B Preferred outstanding and reasonably acceptable to the Corporation) as of a date other than January 1 or July 1, as requested by the holders of a majority of the Series B Preferred outstanding. The costs and expenses of each such report contemplated under this definition shall be borne by the Corporation; provided, that if a report is requested and prepared under clause (iii) of this definition more than once during any given calendar year, the costs and expenses of the second and any subsequent report requested and prepared during such year shall be borne by the holders of the Series B Preferred outstanding, pro rata based on their then respective ownership of the shares of Series B Preferred outstanding.

7. "Capitalized Lease Obligation" means any obligation to pay rent or other amounts under a lease of (or other agreement conveying the right to use) any property (whether real, personal or mixed) that is required to be classified and accounted for as a capital lease obligation under GAAP (defined below), and, for the purpose of this designation, the amount of such obligation at any date shall be the capitalized amount thereof at such date, determined in accordance with GAAP.

8. "Change of Control" means (i) any merger, reorganization, purchase or sale of voting securities, or other transaction resulting in at least fifty percent 50% of the issued and outstanding shares of voting securities of the Corporation outstanding immediately prior to the consummation of such transaction being "beneficially owned" by a single Person or a "group," as such terms are defined in Rule 13d-3 and 13d-5, respectively, promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, (ii) a sale, in one or more related transactions, of substantially all the assets of the Corporation, or (iii) the time at which Tim Goff has ceased to serve as the Chief Executive Officer of the Corporation for a period of 30 consecutive days; provided that, the following shall not be deemed a Change of Control: (a) the acquisition or beneficial ownership of voting securities by the Initial Holders, their respective affiliates, or any group of which an Initial Holder or their respective affiliates is a member; (b) any repurchase of voting securities by the Corporation or any subsidiary of the Corporation; (c) any transaction pursuant to which securities are transferred by an Initial Holder or an affiliate of an Initial Holder; (d) any transaction that causes a Person to become the beneficial owner of voting securities of the Corporation as a result of acquiring an interest in an Initial Holder, an affiliate of an Initial Holder or a transferee of an Initial Holder, or (e) any distribution or dividend to equity-holders made by any of the following entities - - Bargo Energy Resources, Ltd., a Texas limited partnership, TJG Investments, Inc., a Texas corporation, Bargo Energy Company, a Texas general partnership, and Bargo Operating Company, Inc., a Texas corporation.

9. "Common Stock" means the common stock, $.01 par value per share, of the Corporation.

10. "Excess Offering Proceeds" means, with respect to any Qualified Public Offering (defined below), the lesser of (i) the net proceeds received by the Corporation from such offering (less discounts, commissions and costs directly incurred by the Corporation in connection with the offering) and
(ii) the amount of Series B Preferred that the Corporation may redeem in compliance with all loan agreements, mortgages, indentures, guarantees, or other evidence of indebtedness to which the Corporation is subject on the date of the closing of such offering.

11. "GAAP" means generally accepted accounting principles, consistently applied, that are set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession of the United States of America.

12. "Initial Holders" means Energy Capital Investment Company PLC, an English investment company, EnCap Energy Capital Fund III-B, L.P., a Texas limited partnership, BOCP Energy Partners, L.P., a Texas limited partnership, EnCap Energy Capital Fund III, L.P., a Texas limited partnership, Kayne Anderson Energy Fund, L.P., a Delaware limited partnership, BancAmerica Capital Investors SBIC I, L.P., a Delaware limited partnership, Eos Partners, L.P., a Delaware limited partnership, Eos Partners SBIC, L.P., a Delaware limited partnership, Eos Partners SBIC II, L.P., a Delaware limited partnership, and SGC Partners II LLC, a Delaware limited liability company.

13. "Junior Securities" means the Common Stock, any preferred stock of the Corporation issued and outstanding on the Original Issue Date (other than the Series B Preferred), or any other series of stock issued by the Corporation ranking junior as to the Series B Preferred with respect to payment of dividends, or upon liquidation, dissolution or winding up of the Corporation.

14. "Original Issue Date" means the date on which shares of the Series B Preferred are first issued.

15. "Parity Security" means any class or series of stock issued by the Corporation ranking on a parity with the Series B Preferred with respect to payment of dividends, and upon liquidation, dissolution or winding up of the Corporation.

16. "Person" means any individual, corporation, association, partnership, joint venture, limited liability company, trust, estate, or other entity or organization, other than the Corporation, any subsidiary of the Corporation, any employee benefit plan of the Corporation or any subsidiary of the Corporation, or any entity holding shares of Common Stock for or pursuant to the terms of any such plan.

17. "Qualified Public Offering" means a public offering for cash by the Corporation of securities pursuant to a registration statement declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended, other than an offering on Form S-8 or successor form thereof.

18. "Preferred Stock Redemption Value" on any Calculation Date shall equal (i) the number of shares of Series B Preferred outstanding on the Calculation Date, multiplied by the Stated Value of the Preferred Stock, plus
(ii) all accrued but unpaid dividends on the Calculation Date.

19. "Proved Reserves" means "Proved Reserves" as defined in the Definitions for Oil and Gas Reserves promulgated by the Society of Petroleum Engineers (or any generally recognized successor) as in effect at the time in question.

20. "PV-10 Value" means the present value, discounted at 10% per annum, of the future net cash flows attributable to the Corporation's and its subsidiaries' estimated Proved Reserves. Future cash flows will be calculated using (i) prices based upon the average of the pricing assumptions then being utilized by the three largest banks in Houston, Texas, actively involved in energy lending, (ii) costs and production taxes derived from and consistent with those actually incurred by the Corporation, escalated at the same rate, if any, being applied to prices, and (iii) such other assumptions as shall be reasonably acceptable to the holders of a majority of the Series B Preferred.

21. "Redemption Date" means the date fixed for any redemption of the Series B Preferred as provided in Section 5 or 6.

22. "Redemption Price" means, for each share of Preferred Stock on any Redemption Date, the Stated Value of such share plus all accrued and unpaid dividends on such share to and including such Redemption Date.

23. "Senior Securities" means any class or series of stock issued by the Corporation ranking senior to the Series B Preferred with respect to payment of dividends, or upon liquidation, dissolution or winding up of the Corporation.

24. "Total Consolidated Indebtedness" means without duplication, (a) all liabilities of the Corporation and its consolidated subsidiaries for borrowed money or for the deferred purchase price of property or services (excluding any trade accounts payable and other accrued current liabilities incurred in the ordinary course of business), and all liabilities of such persons incurred in connection with any letters of credit, bankers' acceptances or other similar credit transactions or any agreement to purchase, redeem, exchange, convert or otherwise acquire for value any capital stock, or any warrants, rights or options to acquire capital stock outstanding, if, and to the extent, any of the foregoing would appear as a liability upon a balance sheet of such Person prepared in accordance with GAAP, (b) all obligations of the Corporation and its consolidated subsidiaries evidenced by bonds, notes, debentures or other similar instruments, if, and to the extent, any of the foregoing would appear as a liability upon a balance sheet prepared in accordance with GAAP, (c) all indebtedness of the Corporation and its consolidated subsidiaries created or arising under any conditional sale or other title retention agreement with respect to property acquired (even if the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), but excluding trade accounts payable arising in the ordinary course of business unless and until such accounts payable are outstanding more than 90 days, (d) all Capitalized Lease Obligations, (e) all indebtedness referred to in the preceding clauses of other Persons, the payment of which is secured by (or for which the holder of such indebtedness has an existing right to be secured
by) any lien upon property (including, without limitation, accounts and contract rights) owned by the Corporation or its subsidiaries (the amount of such obligation being deemed to be the lesser of the value of such property or the amount of the obligation so secured), (f) all guarantees by the Corporation and its subsidiaries of indebtedness referred to in this definition, and (g) to the extent not otherwise included in Adjusted Current Liabilities or any of the foregoing clauses of this definition of Total Consolidated Indebtedness, all amounts (including damages, fines, penalties, and interest thereon) owed by the Corporation and its subsidiaries pursuant to a final, non-appealable judgment rendered by a court or other governmental body. Notwithstanding the foregoing, amounts accrued to redeem Series B Preferred or representing dividends or other amounts payable on or with respect to the Series B Preferred shall not be deemed Total Consolidated Indebtedness.

25. "Total Proved Coverage" means, on any Calculation Date, (i) the PV-10 Value plus the lesser of (a) Adjusted Net Working Capital (or minus such amount if negative) or (b) the total of all items which would appear as cash and cash equivalents upon a balance sheet of the Corporation or its consolidated subsidiaries prepared in accordance with GAAP plus (only to the extent not already included in cash and cash equivalents under this clause
(b)) all amounts in escrow or on deposit that are transferred by the Corporation in connection with an impending acquisition, divided by (ii) the sum of (x) Total Consolidated Indebtedness plus (y) the Preferred Stock Redemption Value on such date.

26.      Section Dividends and Distributions.

(a) The Series B Preferred shall rank prior to the Junior Securities with respect to dividends. The holders of shares of the Series B Preferred shall be entitled to receive, when, as and if declared by the Board of Directors, as legally available, cumulative dividends. The rate of dividends per share shall be expressed as a percentage of the Stated Value in effect at the relevant time ("Dividend Rate") and shall initially be 10% per annum; provided, however, that the Dividend Rate shall be reset as of each Calculation Date as follows: (i) if the Total Proved Coverage on such Calculation Date is 1.5 or greater, then the Dividend Rate for the period commencing on such Calculation Date and ending on the day immediately prior to the next succeeding Calculation Date shall be 10% per annum; but (ii) if the Total Proved Coverage on such Calculation Date is less than 1.5, then the Dividend Rate for the period commencing on such Calculation Date and ending on the day immediately before the next Calculation Date shall be 13% per annum. However, if on any Calculation Date (following the first Calculation
Date) (the "Measuring Date") it is the case that (a) the Dividend Rate was at least 13% on the day before such Measuring Date, and (b) the Total Proved Coverage is less than 1.5 on the Measuring Date, and (c) the Total Proved Coverage was less than 1.5 on the most immediately preceding Calculation Date that also is at least 180 days prior to the Measuring Date, then the Dividend Rate for the period commencing on the Measuring Date and ending on the day immediately before the next Calculation Date shall be 16% per annum. Such dividends on shares of Series B Preferred shall be cumulative from the date such shares are issued, whether or not in any period the Corporation shall be legally permitted to make the payment of such dividends and whether or not such dividends are declared, and shall be payable when, as and if declared by the Board of Directors in cash on each January 1, April 1, July 1, and
October 1, in each year, except that if any such date is not a Business Day then such dividends shall be payable on the next succeeding Business Day (as applicable, each a "Dividend Payment Date"). Subject to the last sentence of this subsection (a), cash dividends shall accrue and be payable at the Dividend Rate in effect as of the immediately preceding Calculation Date. Cumulative dividends shall at all times accrue at a compounded rate equal to the Dividend Rate and shall accrue from and including the date of issuance of such shares to and including a Dividend Payment Date. Such dividends shall accrue whether or not there shall be (at the time such dividend becomes payable or at any other time) profits, surplus or other funds of the Corporation legally available for the payment of dividends.

(b) Dividends shall be calculated on the basis of the time elapsed from and including the date of issuance of such shares to and including the Dividend Payment Date or on any final distribution date relating to conversion or redemption or to a dissolution, liquidation or winding up of the Corporation. Dividends payable on the shares of Series B Preferred for any period of less than a full calendar year shall be prorated for the partial year on the basis of a 360-day year.

(c) To the extent dividends are not paid on a Dividend Payment Date, all dividends which shall have accrued on each share of Series B Preferred outstanding as of such Dividend Payment Date shall, for purposes of calculating dividends thereon, be added to the Stated Value of such share of Series B Preferred and shall remain a part thereof until paid, and dividends shall accrue at the Dividend Rate and be paid on such share of Series B Preferred on the basis of the Stated Value, as so adjusted. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series B Preferred which are in arrears.

(d) Dividends payable on each Dividend Payment Date shall be paid to record holders of the shares of Series B Preferred as they appear on the books of the Corporation at the close of business on the tenth Business Day immediately preceding the respective Dividend Payment Date or on such other record date as may be fixed by the Board of Directors of the Corporation in advance of a Dividend Payment Date, provided that no such record date shall be less than ten nor more than sixty calendar days preceding such Dividend Payment Date. Dividends in arrears may be declared and paid at any time to holders of record on a date not more than 60 days preceding the payment date as may be fixed by the Board of Directors. Dividends paid on shares of Series B Preferred in an amount less than the total amount of such dividends at the time payable shall be allocated pro rata on a share by share basis among all shares outstanding.

(e) So long as any shares of Series B Preferred are outstanding, no dividend or other distribution, whether in liquidation or otherwise, shall be declared or paid, or set apart for payment on or in respect of, any Junior Securities, nor shall any Junior Securities be redeemed, purchased or otherwise acquired for any consideration (or any money be paid to a sinking fund or otherwise set apart for the purchase or redemption of any such Junior Securities), without the prior consent of the holders of a majority of the outstanding shares of Series B Preferred voting together as a separate class.

27.      Section Liquidation Preference.

(a) In the event of any liquidation, dissolution or winding up of the Corporation (in connection with the bankruptcy or insolvency of the Corporation or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Corporation (whether capital or surplus) shall be made to or set apart for the holders of shares of any Junior Securities, the holders of the shares of Series B Preferred shall be entitled to receive an amount per share equal to the Stated Value per share held by them, plus all accrued and unpaid dividends on each share. To the extent the available assets are insufficient to fully satisfy such amounts, then the holders of the Series B Preferred shall share ratably in such distribution in the proportion that each holder's shares bears to the total number of shares of Series B Preferred outstanding. No further payment on account of any such liquidation, dissolution or winding up of the Corporation shall be paid to the holders of the shares of Series B Preferred or the holders of any Parity Securities unless there shall be paid at the same time to the holders of the shares of Series B Preferred and the holders of any Parity Securities proportionate amounts determined ratably in proportion to the full amounts to which the holders of all outstanding shares of Series B Preferred and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. For purposes of this Section 4, a consolidation or merger of the Corporation with one or more partnerships, corporations or other entities or a sale, lease, exchange or transfer of all or any substantial part of the Corporation's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary.

(b) After the payment of the full amount to the holders of Series B Preferred pursuant to the preceding paragraph , and subject to the rights of holders of Junior Securities other than the Common Stock, the holders of Common Stock shall share ratably in the distribution of the remaining available assets of the Corporation, in the proportion that each holder's shares of Common Stock bears to the total number of shares of Common Stock of the Corporation outstanding.

(c) Written notice of any liquidation, dissolution or winding up of the Corporation, stating the payment date or dates when and the place or places where the amounts distributable in such circumstances shall be payable, shall be given by first class mail, postage prepaid, not less than fifteen days prior to any payment date stated therein, to the holders of record of the shares of Series B Preferred at their respective addresses as the same shall appear in the records of the Corporation.

28. Section Optional Redemption by the Corporation. The outstanding shares of Series B Preferred are subject to redemption in accordance with the following provisions:

(a) Subject to the terms hereof, the Corporation may at its option elect to redeem the outstanding shares of Series B Preferred in multiples of not less than One Million Dollars ($1,000,000), until such time as the cumulative amount redeemed under this Section 5(a) is Twenty-Five Million Dollars ($25,000,000); thereafter, any redemption under this Section 5 at the election of the Corporation must be of all shares of Series B Preferred then outstanding. The number of shares redeemed under this Section 5 shall be allocated among the holders of Series B Preferred according to, as measured on the date of the notice required by Section 5(c) below, the relative number of shares owned by each holder as compared to the total number of issued and outstanding shares of Series B Preferred.

(b) The redemption price per share for Series B Preferred redeemed on any optional Redemption Date shall be the Redemption Price. Subject to Section 5(c) hereof, the aggregate Redemption Price on all shares shall be paid in cash from any source of funds legally available therefor.

(c) Not less than thirty nor more than sixty days prior to the Redemption Date fixed for any redemption of any shares of Series B Preferred under this
Section 5, a notice specifying the Redemption Date and place of such redemption shall be given by first class mail, postage prepaid, to the holders of record of the shares of Series B Preferred to be redeemed at their respective addresses as the same shall appear on the books of the Corporation, calling upon each such holder of record to surrender to the Corporation on the Redemption Date at the place designated in such notice the holder's certificate or certificates representing the number of shares of Series B Preferred designated for redemption from such holder. On or after the Redemption Date, each holder of shares of Series B Preferred called for redemption shall surrender his certificate or certificates for such shares to the Corporation at the place designated in the redemption notice and shall thereupon be entitled to receive payment of the aggregate Redemption Price for such shares. From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the shares of Series B Preferred designated for redemption (except the right to receive the Redemption Price without interest upon surrender of the related certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

29.      Section Mandatory Redemption; Put Right.

     (a) As soon as possible following (i) the fifth anniversary of the Original Issue Date, or (ii) a Change of Control, the Corporation shall redeem each Series B Preferred share for cash for the Redemption Price.

     (b) Following the closing of a Qualified Public Offering, the Corporation shall redeem for cash, in the manner provided for in subsection
(c), a number of shares of Series B Preferred calculated by dividing the Excess Offering Proceeds by the Redemption Price at such time. If the number of shares of Series B Preferred which the Corporation is able to purchase with the Excess Offering Proceeds is less than the aggregate number of shares then outstanding, the Corporation shall redeem shares from each holder of Series B Preferred pro rata based on the number of shares of Series B Preferred owned by such holder. In either case, the price paid for each share redeemed under this subsection (b) shall be the Redemption Price.

     (c) Not less than thirty nor more than sixty days prior to the Redemption Date fixed for any redemption of any shares of Series B Preferred under Section 6(a) or (b) (or, if no date can be pre-determined, then not later than five days following the consummation of a Qualified Public Offering or Change of Control), a notice specifying the mandatory Redemption Date and place of such redemption shall be given by first class mail, postage prepaid, to the holders of record of the shares of Series B Preferred at their respective addresses as the same shall appear on the books of the Corporation, calling upon each such holder of record to surrender to the Corporation on the mandatory Redemption Date at the place designated in such notice the holder's certificate or certificates representing the number of shares of Series B Preferred owned by such holder and being redeemed on such mandatory Redemption Date. On or after the mandatory Redemption Date, each holder of shares of Series B Preferred shall surrender his certificate or certificates for such shares to the Corporation at the place and amount designated in the redemption notice and shall thereupon be entitled to receive payment of the aggregate Redemption Price for such shares. From and after the mandatory Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the shares of Series B Preferred being redeemed (except the right to receive the Redemption Price without interest upon surrender of the related certificate or certificates) shall cease, and such shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

     (d) If, at any time after the third anniversary of the Original Issue Date, the Company fails to fully make a then-current dividend payment (not including amounts representing accrued and unpaid dividends up to the third anniversary of the Original Issue Date) at the end of any calendar quarter, then the holders of shares of Series B Preferred (as approved by the holders of at least two-thirds of the outstanding shares of Series B Preferred), shall have the option to require the Corporation to redeem each outstanding share of Series B Preferred for cash at the Redemption Price. In the event such option is exercised, all holders of Series B Preferred shall deliver the certificates representing the shares of Series B Preferred to the Corporation and a notice of the election of the holders to have all of such shares redeemed. Upon receipt of such certificate and notice, the Corporation shall, subject to any applicable restrictions of law or regulations, promptly redeem the shares for which such holders have elected to be redeemed and pay to or on the order of such holders in immediately available funds the full Redemption Price for each share of Series B Preferred then outstanding.

     (e) In connection with a redemption under Section 6(a) or (d), if the Corporation has insufficient funds (whether by legal prohibition or otherwise) to initially redeem all shares required to be redeemed thereunder, then the Corporation shall from time to time whenever possible use the maximum amount of funds available (until all shares of Series B Preferred are redeemed), and in each partial redemption the number of shares redeemed and the redemption price therefor shall be allocated according to the relative number of Series B Preferred shares owned by each holder as compared to the total number of shares of Series B Preferred outstanding at such time.

30. Section Reacquired Shares. Any shares of Series B Preferred repurchased, redeemed, converted or otherwise acquired by the Corporation shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be reissued.

31.      Section Voting Rights.

(a) Except as otherwise provided in this Section 8 or required by law or any provision of the Articles of Incorporation of the Corporation, the shares of Series B Preferred shall not confer any voting rights.

(b) For so long as any shares of Series B Preferred remain issued and outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of a majority of the shares of Series B Preferred then outstanding, voting together as a separate class: (i) authorize, create or issue, or increase the authorized or issued amount of, any class or series of capital stock, or any security convertible into or exchangeable for shares of capital stock or reclassify or modify any Junior Securities so as to become Parity Securities or Senior Securities; (ii) amend, repeal or change any of the provisions of the Articles of Incorporation of the Corporation (including the Certificate of Designations relating to the Series B Preferred); (iii) authorize or take any action resulting in the merger, reorganization, change of control, conversion, or sale of all or substantially all of the assets of the Corporation; (iv) redeem, repurchase or otherwise reacquire any shares of a class or series of Junior Securities or Parity Securities (other than redemptions from employees of the Corporation in connection with their employment termination); (v) authorize or take any action resulting in a transaction between the Corporation and one of its affiliates (other than a wholly-owned subsidiary), unless on terms no less favorable than would have been available with either a less than wholly-owned subsidiary of the Corporation or an independent third party; or (vi) increase or decrease the size of the Board of Directors.

32. Section Record Holders. The Corporation may deem and treat the record holder of any shares of Series B Preferred as the true and lawful owner thereof for all purposes, and the Corporation shall not be affected by any notice to the contrary.

33. Section Notice. Except as may otherwise be provided by law or provided for herein, all notices referred to herein shall be in writing, and all notices hereunder shall be deemed to have been given upon receipt upon the earlier of receipt of such notice or three Business Days after the mailing of such notices sent by Registered Mail (unless first-class mail shall be specifically permitted for such notice under the terms hereof) with postage prepaid, addressed: If to the Corporation, to its principal executive offices (Attention: Corporate Secretary) or to any agent of the Corporation designated as permitted hereby; or if to a holder of the Series B Preferred, to such holder at the address of such holder of the Series B Preferred as listed in the stock record books of the Corporation, or to such other address as the Corporation or holder, as the case may be, shall have designated by notice similarly given.

34. Section Successors and Transferees. The provisions applicable to shares of Series B Preferred shall bind and inure to the benefit of and be enforceable by the Corporation, the respective successors to the Corporation, and by any record holder of shares of Series B Preferred.

35. Section Denial of Preemptive Rights. The Series B Preferred is not entitled to any preemptive or subscription right in respect of any securities of the Corporation.



     RESOLVED FURTHER, that the appropriate officers of the Corporation be, and they are hereby, authorized and directed from time to time to execute such certificates, instruments or other documents and do all such things as may be necessary or advisable in their discretion in order to carry out the terms hereof, including the filing with the Secretary of State for the State of Texas of a copy of the foregoing resolution executed by an officer of the Corporation.


                                                 Dated: May 14, 1999
                                                BARGO ENERGY COMPANY


                                                By:  /s/ Tim J. Goff
                                                Name: Tim J. Goff
                                                Title: President

                               EXHIBIT 10.01

                          SECOND AMENDED AND RESTATED
                            SHAREHOLDERS' AGREEMENT

     THIS SECOND AMENDED AND RESTATED SHAREHOLDERS' AGREEMENT (this "Agreement") is made and entered into this 14th day of May, 1999, by and among Bargo Energy Company, a Texas corporation ("Company"), B. Carl Price, a Texas resident ("Price"), Don Wm. Reynolds, a Texas resident ("Reynolds"), Energy Capital Investment Company PLC, an English investment company ("Energy PLC"), EnCap Equity 1994 Limited Partnership, a Texas limited partnership ("EnCap LP"), Bargo Energy Resources, Ltd., a Texas limited partnership ("Resources"), TJG Investments, Inc., a Texas corporation ("TJG"), Bargo Energy Company, a Texas general partnership ("BEC"), Tim J. Goff ("Goff"), Thomas Barrow ("Barrow"), James E. Sowell ("Sowell"), Bargo Operating Company, Inc., a Texas corporation ("Operating"), EnCap Energy Capital Fund III-B, L.P., a Texas limited partnership ("EnCap III-B"), BOCP Energy Partners, L.P., a Texas limited partnership ("BOCP"), EnCap Energy Capital Fund III, L.P., a Texas limited partnership ("EnCap III"), Kayne Anderson Energy Fund, L.P., a Delaware limited partnership ("Kayne"), BancAmerica Capital Investors SBIC I, L.P., a Delaware limited partnership ("BACI"), Eos Partners, L.P., a Delaware limited partnership ("Eos Partners"), Eos Partners SBIC, L.P., a Delaware limited partnership ("Eos SBIC"), Eos Partners SBIC II, L.P., a Delaware limited partnership ("Eos SBIC II" and together with Eos Partners and Eos SBIC, collectively referred to as "EOS"), and SGC Partners II LLC, a Delaware limited liability company ("SGCP").

RECITALS:

     A. Company (as successor by merger to Future Petroleum Corporation, a Utah corporation), Price, Reynolds, Energy PLC, EnCap LP, Resources, TJG, BEC, Goff, Barrow, Sowell and Operating are currently parties to that certain Amended and Restated Shareholder's Agreement dated December 15, 1998 ("Original Agreement"), pursuant to which such parties agreed, among other things, to vote their shares in favor of the election of the Designated Nominees (as defined by and more specifically provided in the Original Agreement) named from time to time by the parties, including the designation by Energy PLC and EnCap LP of two of the seven directors on Company's Board.

     B. EnCap III-B, Energy PLC, BOCP, EnCap III, Kayne, BACI, EOS and SGCP (the "Investors") are parties, along with Company, to that certain Stock Purchase Agreement dated May 14, 1999 ("Purchase Agreement"), pursuant to which the Investors will be issued shares of Company's common stock, $0.01 par value ("Common Stock") and Company's Cumulative Redeemable Preferred Stock, Series B (the "Preferred Shares").

     C. The parties hereto deem it in their mutual best interests to make the agreements contained herein, including providing Company Board of Directors representation to those Investors making their initial investment in Company.

AGREEMENT:

     NOW, THEREFORE, for and in consideration of the foregoing Recitals and the mutual agreements contained herein, the sufficiency of which is hereby acknowledged and confirmed, the parties hereto, intending to be legally bound hereby, amend and restate the Original Agreement to read in its entirety as follows:

Section 1.     DEFINITIONS.

     (a) The following defined terms shall have the respective meanings assigned to them below:

     "Affiliate" shall mean, with respect to any person, (i) any person directly or indirectly controlling, controlled by or under common control with, such other person, or (ii) any account over which such person has management authority in such a manner that the person has the power to control the voting and disposition of the securities in such account. For purposes of this definition, the term "control," when used with respect to any person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing.

     "Bargo Group" shall mean TJG, BEC, Resources, Operating, Goff, Barrow and Sowell and any transferee of a member of the Bargo Group that executes or is required to execute an Addendum Agreement.

     "Designated Nominee" shall mean a person designated as a nominee for election to Company's Board of Directors pursuant to this Agreement.

     "EnCap" shall mean EnCap LP, Energy PLC, EnCap III-B, BOCP, EnCap III and any transferee of a member of EnCap that executes or is required to execute an Addendum Agreement.

     "Exempt Transfer" shall mean any sale, disposition or transfer effected (i) through a registration under the Securities Act of 1933, as amended (the "Securities Act"), (ii) pursuant to and in compliance with Rule 144 promulgated by the Securities and Exchange Commission pursuant to the Securities Act, provided that such sale does not involve a sale of Stock to any person who has beneficial ownership of, or who is a member of a "group," as defined under Section 13(d) and corresponding rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which has beneficial ownership of, more than 5% of the outstanding Common Stock, (iii) transfers by a Shareholder to any person who is a partner or equity holder of such Shareholder, a successor of, or an entity all of the equity interests of which are directly or indirectly owned by, the selling Shareholder or an Affiliate of the selling Shareholder, provided that no transfer pursuant to this clause (iii) shall be an Exempt Transfer unless the transferee agrees in writing to be bound by this Agreement and executes an Addendum Agreement hereto, (iv) by any member of the Bargo Group to any person who as of the date hereof is an employee of the Company, or
(v) any bona fide charge, pledge or mortgage by any Shareholder of any shares of Stock or Preferred Shares owned or held by it or its rights under this Agreement, provided that any disposition of any such shares of Stock or Preferred Shares after foreclosure of such charge, pledge or mortgage shall be governed by the provisions of this Agreement, and the purchaser or purchasers of the shares shall have entered into an Addendum Agreement with Company and the other Shareholders.

     "Investor Group" shall mean the Investors and any transferee of an Investor that executes or is required to execute an Addendum Agreement.

     "Investors" has the meaning provided in the Recitals hereto.

     "Market Price" shall mean the average closing prices of the Common Stock for the ten trading days preceding an Offering Notice under
Section 4(e) over the principal securities exchange in which the Common Stock is traded or, if not traded on an exchange, the average closing price for ten trading days preceding such Offering Notice as reported on the Nasdaq NMS, or if not traded on an exchange or the Nasdaq NMS, the average of the closing bid and asked prices of the Common Stock for such ten day period.

     "Original Agreement" has the meaning provided in the Recitals hereto.

     "Price Group" shall mean Price, Reynolds and any transferee of a member of the Price Group that executes or is required to execute an Addendum Agreement.

     "Proportionate Share" shall mean the number of shares of Stock equal to the product of: (i) the total number of Remaining Subject Shares which a proposed transferee has offered to purchase, multiplied by (ii) the fraction equal to the total number of shares of Stock which a Tag Along Shareholder or Drag Along Shareholder, as the case may be, owns, divided by the aggregate number of shares of Stock then outstanding.

     "Purchase Price" shall mean, for purposes of Section 4, an amount stated in dollars equal to the total value of a bona fide written offer from a person to purchase shares from a Shareholder determined as follows: (i) cash payable at closing shall be valued at the amount thereof, (ii) a security trading on a public market and for which published trading prices are readily available shall be valued at its closing sales price (or if a sales price is not available, at the average of its closing bid and asked prices) on the last business day preceding the date of the first Offering Notice with respect to such offer, and (iii) a security not described in clause (ii) or other property, including cash payable in one or more installments after closing, shall be valued at its fair market value on the last business day preceding the date of the first Offering Notice with respect to such offer as determined at the option of the Selling Shareholder or Selling Preferred Shareholder (both as defined in Section 4) either (a) by a qualified independent third party appraiser (the expense of which shall be paid by the Company) or (b) in good faith by the Board of Directors of the Company (excluding any member of the Board who is a director, officer or shareholder of the Selling Shareholder (or Selling Preferred Shareholder, as applicable) or who has the right to purchase a portion of such shares under this Agreement) but only if all of such Board members agree to accept the assignment to make such determination.

     "Same Group Shareholders" shall mean with respect to any Selling Shareholder, those other members, if any, of the same Shareholder Group of which such Selling Shareholder is a member.

     "Shareholder Group" shall mean the Bargo Group, the Investor Group or the Price Group, as applicable.

     "Shareholders" shall mean the parties to this Agreement and any person who executes or is required to execute an Addendum Agreement (attached hereto as Exhibit "A").

     "Stock" shall mean all shares of Common Stock owned or to be owned by the Shareholders, whether issued and outstanding at the time of the execution of this Agreement or issued subsequent thereto.

     "Total Voting Power" shall mean the aggregate number of votes which may be cast by holders of outstanding Voting Securities.

     "Voting Securities" shall mean Common Stock and any other securities of Company entitled to vote generally for the election of directors of Company.

Section 2.     Agreement Regarding Board Representation and Option Plan.

     (a) For so long as any of the Preferred Shares remain outstanding: each of (i) EOS and SGCP (jointly), (ii) Kayne and (iii) BACI (or the successor or transferee of any such party), shall be entitled to name one (1) Designated Nominee for Class III of Company's Board of Directors; the Bargo Group (including successors and transferees of its members) shall be entitled to name two (2) Designated Nominees for Class II of Company's Board of Directors; and EnCap (including successors and transferees of its members) shall be entitled to name two (2) Designated Nominees for Class I of Company's Board of Directors. In the event no Preferred Shares are outstanding, then for so long as the Investors shall beneficially own in the aggregate at least 20% of the issued and outstanding shares of capital stock of Company (excluding any shares held by the Bargo Group), on a fully-diluted basis reflecting all shares issuable upon the exercise of all outstanding rights to acquire shares of Company's capital stock, then the three members of the Investors owning the most shares of Common Stock shall be entitled from time to time to name (determined by any two of such three parties) the smallest whole number of Designated Nominees necessary to constitute at least 40% of the total members of Company's Board of Directors. For purposes of this Agreement, "beneficial ownership" or "beneficially own" shall be determined in accordance with Rule 13d-3 under the Exchange Act).

     Notwithstanding the foregoing provisions of this Section 2(a), at the earlier of (i) two years following the final redemption of all Preferred Shares and (ii) 6 years following the date hereof, the Shareholders shall regain the rights regarding Designated Nominees provided by the first sentence of this Section 2(a), unless at such time the aggregate market value of the Common Stock, that is held by non-affiliates (excluding, without limitation, the Shareholders) and included for listing by The Nasdaq Stock Market or the New York Stock Exchange, is at least $100,000,000.

     (b) Each Shareholder agrees (i) to use its reasonable best efforts to cause Company's Board of Directors to be composed of seven members, (ii) to use its reasonable best efforts to cause Company to nominate or cause to be nominated to Company's Board of Directors all Designated Nominees and
(iii) to vote or cause to be voted all Voting Securities beneficially owned by such Shareholder in favor of the election of the Designated Nominees to Company's Board of Directors.

     (c) In the event of the death, incapacity, resignation or removal of a Designated Nominee preventing his or her serving on Company's Board of Directors, each Shareholder will promptly cause the election or appointment of another Designated Nominee of such Shareholder or Shareholder Group, as applicable, to fill the vacancy created thereby.

     (d) Each Shareholder agrees to cause a designee of the Bargo Group to be elected Chairman of the Board of Directors of Company. Tim J. Goff shall serve as the Bargo Group's initial designee. In the event Mr. Goff no longer serves as the Bargo Group's designee, the Bargo Group agrees that all of its subsequent replacement designees as Chairman of the Board of Directors shall be subject to the prior approval of a majority of the Board of Directors of Company, which approval shall not be unreasonably withheld, and if a replacement designee is not so approved, the Bargo Group shall designate another designee acceptable to Company's Board of Directors.

     (e) Each Shareholder agrees to vote all Voting Securities beneficially owned by such Shareholder for approval of Company's 1999 Stock Incentive Plan contemplated by the Purchase Agreement. In addition, for so long as Tim Goff serves as Chief Executive Officer of Company, each Shareholder will cause its Designated Nominee(s) to approve and authorize the grant of stock option awards as recommended by Mr. Goff pursuant to Section 1.2(a) of Company's 1999 Stock Incentive Plan.

     (f) For so long as SGCP owns any shares of Series B Preferred, Company shall invite a representative designated by SGCP to attend all meetings of Company's Board of Directors in a non-voting capacity and, in this respect, shall give such representative copies of all notices, minutes, consents and other materials that Company provides to its directors; provided, however, that such SGCP representative shall hold in confidence and trust, and to act in a fiduciary manner regarding, all information so provided by Company; and provided further, that Company reserves the right to exclude such SGCP representative from any meeting or portion thereof at which attendance by such representative could adversely affect the attorney-client privilege between Company and its legal counsel.

Section 3.     GENERAL RESTRICTIONS ON TRANSFER.

     The Shareholders agree that, other than an Exempt Transfer, they will not in any way sell, transfer, assign or otherwise dispose of any shares of Stock, or any right or interest therein, whether voluntarily or involuntarily or by operation of law (each of the foregoing transactions is hereinafter referred to as a "Disposition"), except in accordance with the terms of this Agreement. Aside from an Exempt Transfer, any purported Disposition in violation of any provision of this Agreement will be void and will not operate to transfer any interest or title in such shares to the purported transferee, and will give the other Shareholders an option and preferential right to purchase such shares in the manner and on the terms and conditions provided in this Agreement.

Section 4.     RIGHT OF FIRST REFUSAL; TAG-ALONG RIGHTS; AND DRAG-ALONG
RIGHTS.

     (a) If any Shareholder desires to make a Disposition of any shares of Stock owned or held by it pursuant to a bona fide offer (other than in an Exempt Transfer or pursuant to Section 4(e) hereof), such Shareholder (for purposes of this Section 4, a "Selling Shareholder") shall offer such shares (the shares of Stock proposed to be transferred being called the "Subject Shares") for sale at the Purchase Price to the other Shareholders, all in accordance with the following provisions of this Section 4.

     (i) The Selling Shareholder shall deliver a written notice ("Offering Notice") to the other Shareholders to sell the Subject Shares to the Shareholders pursuant to this Agreement, indicating the number of Subject Shares and the proposed Purchase Price. Once the Offering Notice is delivered, the offer by the Selling Shareholder may not be withdrawn prior to the expiration of the options of the other Shareholders, as provided in this Section 4. Within 15 days from the receipt of such Offering Notice, the Same Group Shareholders of the Selling Shareholder may deliver to the Selling Shareholder written notice accepting the offer in the Offering Notice ("Reply Notice"), pursuant to which each such Same Group Shareholder may purchase no more than the number of shares equal to the product of: (A) the total number of Subject Shares, multiplied by (B) the fraction equal to the total number of shares of Stock owned by such Same Group Shareholder, divided by the aggregate number of shares of Stock owned by all Same Group Shareholders. If the Selling Shareholder's Same Group Shareholders do not timely elect to exercise their option to purchase all of the Subject Shares, then all the other Shareholders outside of such group may, within the subsequent 15 days, deliver a Reply Notice, pursuant to which each such other Shareholder may purchase no more than the number of shares equal to the product of: (A) the total number of Subject Shares remaining available for purchase, multiplied by (B) the fraction equal to the total number of shares of Stock owned by such other Shareholder, divided by the aggregate number of shares of Stock owned by all other Shareholders (who are not members of the Selling Shareholder's Shareholder Group). Any such Reply Notice shall constitute an agreement binding upon the Selling Shareholder and the Shareholders delivering the Reply Notice to sell and purchase the stated portion of the Subject Shares at the Purchase Price.

     (ii) Any dispute concerning the calculation of the Purchase Price shall be resolved by the Board of Directors of the Company, excluding any member of the Board who is, or is a director, officer, partner or stockholder of, the Selling Shareholder or who has a right to purchase stock from the Selling Shareholder in the transaction for which the Purchase Price is being determined; provided that if all directors are excluded pursuant to the foregoing, such disputes shall be submitted to binding arbitration as provided in Exhibit B. The Purchase Price shall be paid in cash at the closing.

     (b) If the Shareholders do not elect to purchase all of the Subject Shares (such Subject Shares not being purchased are referred to herein as the "Remaining Subject Shares"), then the Selling Shareholder shall cause the proposed transferee (the "Proposed Purchaser") to offer in writing (a "Sale Notice"), not less than 30 nor more than 120 days prior to the consummation of any proposed Disposition, to the Shareholders other than the Selling Shareholder (the "Tag Along Shareholders") to purchase a Proportionate Share of the shares held by each Tag Along Shareholder. The Sale Notice shall set forth: (i) the name of the Selling Shareholder and the number of Subject Shares proposed to be transferred, (ii) the name and address of the Proposed Purchaser, (iii) the proposed amount and form of consideration and terms and conditions of payment offered by such Proposed Purchaser and (iv) that the Proposed Purchaser has been informed of the tag along right provided for in this Section 4(b) and has agreed to purchase shares of Stock owned by any Tag Along Shareholder in accordance with the terms hereof. The tag along right may be exercised by any Tag Along Shareholder by delivery of a written notice to the Proposed Purchaser and Selling Shareholder (the "Tag Along Notice") within 30 days following its receipt of the Sale Notice. The Tag Along Notice shall state the amount of shares of Stock (the "Tag Along Shares") that such Tag Along Shareholder proposes to include in such transfer to the Proposed Purchaser. To the extent that a Tag Along Shareholder accepts such tag along offer, the number of shares of Stock to be sold to the Proposed Purchaser by the Selling Shareholder shall be reduced to the extent necessary to comply with this Section 4(b). In the event that the Proposed Purchaser does not purchase all Tag Along Shares from the Tag Along Shareholders on the same terms and conditions as specified in the Sale Notice, then the Selling Shareholder shall not be permitted to sell any Subject Shares to the Proposed Purchaser in the proposed transfer. The closing of any purchase from the Tag Along Shareholders shall occur contemporaneously with the purchase and sale of the Subject Shares (as adjusted hereunder) or at such other time as such Tag Along Shareholders and the Proposed Purchaser shall agree.

     (c) In the event that (i) any Tag Along Shareholder elects not to exercise his/its tag-along rights described in Section 4(b) (a "Drag Along Shareholder"), and (ii) the total shares sought to be purchased by the Proposed Purchaser constitute at least 50% of the shares of Common Stock outstanding on the date of the Sale Notice, and (iii) Company's Board of Directors approves such transaction, then each Selling Shareholder shall have the right (a "Drag Along Right"), beginning on the date that is the first day after such tag-along right has either expired or been rejected and ending 20 days thereafter, to require each Drag Along Owner to sell a Proportionate Share owned by such Drag Along Owner to the Proposed Purchaser. All such sales shall be on the same terms and conditions as, and occur simultaneously with, the sale of shares to such Proposed Purchaser by such Selling Shareholder.

     (d) If the other Shareholders do not elect to purchase all Subject Shares, the Selling Shareholder shall, subject to Sections 4(b) and 4(c) hereof, be freed and discharged, except as herein stated, from all obligations under the terms of this Agreement other than to sell the remaining Subject Shares to the purchaser and at the price and upon the terms stated in the Offering Notice, but only if such sale shall be completed within a period of 90 days from the date of delivery of the Offering Notice to the other Shareholders. If the Selling Shareholder does not complete such sale within such 90 day period, all the provisions of this Agreement, including the provisions of this Section 4, shall apply to any future sale or offer for sale of such shares of Stock owned by the Selling Shareholder.

     (e) Upon any involuntary Disposition of a Shareholder's shares of Stock, such Shareholder or its representative shall send notice thereof, disclosing in full to the Company and the other Shareholders the nature and details of such involuntary Disposition and offer such shares for sale at the Market Price to the other Shareholders, all in accordance with the following provisions of this Section 4(e). As used in this Section 4(e), the term "Selling Shareholder" shall mean such Shareholder or its representative, as the case may be.

     (i) The Selling Shareholder shall deliver an Offering Notice to the other Shareholders. Each of the other Shareholders shall have 30 days from the receipt of their respective Offering Notice to deliver a Reply Notice to the Selling Shareholder. If by their Reply Notice the other Shareholders accept the offer of the Selling Shareholder, such Reply Notice shall constitute an agreement binding upon the Selling Shareholder and the other Shareholders to sell and purchase the offered shares at the price and upon the terms stated in the Offering Notice of the Selling Shareholder.

     (ii) In connection with any purchase and sale of shares of Stock pursuant to paragraph (i) of this Section 4(e), the purchaser or purchasers shall pay the purchase price for the shares in cash at the closing.

     (iii) If the Shareholders do not accept the offer of the Selling Shareholder pursuant to the foregoing provisions of this
Section 4(e), the Selling Shareholder shall be freed and discharged from all obligations under the terms of this Agreement except to dispose of the offered shares by involuntary Disposition but only if the transferee under any such Disposition shall have entered into and Addendum Agreement with the Company and the other Shareholders. If such involuntary Disposition is not effected, all the provisions of this Agreement, including the provisions of this Section 4, shall apply to any future involuntary Disposition of such shares of Stock owned by the Selling Shareholder.

     (f) If any Shareholder desires to make a Disposition of any Preferred Shares owned or held by it pursuant to a bona fide offer (other than in an Exempt Transfer), such Shareholder (for purposes of this Section 4(f), a "Selling Preferred Shareholder") shall offer such shares (the Preferred Shares proposed to be transferred being called the "Subject Preferred Shares") for sale at the Purchase Price to the other Shareholders who then own Preferred Shares ("Preferred Shareholders"), all in accordance with the following provisions of this Section 4(f).

     (i) The Selling Preferred Shareholder shall deliver a written notice ("Preferred Stock Offering Notice") to the other Preferred Shareholders to sell the Subject Preferred Shares to the Preferred Shareholders pursuant to this Agreement, indicating the number of Subject Preferred Shares and the proposed Purchase Price. Once the Preferred Stock Offering Notice is delivered, the offer by the Selling Preferred Shareholder may not be withdrawn prior to the expiration of the options of the other Preferred Shareholders, as provided in this
Section 4(f). Within 15 days from the receipt of such Preferred Stock Offering Notice, the other Preferred Shareholders may deliver to the Selling Preferred Shareholder written notice accepting the offer in the Preferred Stock Offering Notice, pursuant to which each such other Preferred Shareholder may purchase no more than the number of shares equal to the product of: (A) the total number of Subject Preferred Shares, multiplied by (B) the fraction equal to the total number of Preferred Shares owned by such other Preferred Shareholder, divided by the aggregate number of Preferred Shares owned by all other Preferred Shareholders. Any such reply to the Selling Preferred Shareholder shall constitute an agreement binding upon the Selling Preferred Shareholder and the Preferred Shareholders delivering such reply to sell and purchase the stated portion of the Subject Preferred Shares at the Purchase Price.

     (ii) Any dispute concerning the calculation of the Purchase Price shall be resolved by the Board of Directors of the Company, excluding any member of the Board who is, or is a director, officer, partner or stockholder of, the Selling Preferred Shareholder or who has a right to purchase Preferred Shares from the Selling Preferred Shareholder in the transaction for which the Purchase Price is being determined; provided that if all directors are excluded pursuant to the foregoing, such disputes shall be submitted to binding arbitration as provided in Exhibit B. The Purchase Price shall be paid in cash at the closing.

     If the Preferred Shareholders do not elect to purchase all of the Subject Preferred Shares (such Subject Preferred Shares not being purchased are referred to herein as the "Remaining Subject Preferred Shares"), then the Selling Preferred Shareholder shall cause the proposed transferee (the "Proposed Preferred Purchaser") to offer in writing (a "Preferred Sale Notice"), not less than 30 nor more than 120 days prior to the consummation of any proposed Disposition, to the Preferred Shareholders other than the Selling Preferred Shareholder (the "Tag Along Preferred Shareholders") to purchase from each Tag Along Preferred Shareholder a number of the Preferred Shares held by each Tag Along Preferred Shareholder equal to the product of:
(i) the total number of Remaining Subject Preferred Shares which a proposed transferee has offered to purchase, multiplied by (ii) the fraction equal to the total number of Preferred Shares which a Tag Along Preferred Shareholder owns, divided by the aggregate number of Preferred Shares then outstanding. The Preferred Sale Notice shall set forth: (i) the name of the Selling Preferred Shareholder and the number of Subject Preferred Shares proposed to be transferred, (ii) the name and address of the Proposed Preferred Purchaser, (iii) the proposed amount and form of consideration and terms and conditions of payment offered by such Proposed Preferred Purchaser and (iv) that the Proposed Preferred Purchaser has been informed of the tag along right provided for in this Section 4(f) and has agreed to purchase Preferred Shares owned by any Tag Along Preferred Shareholder in accordance with the terms hereof. The tag along right may be exercised by any Tag Along Preferred Shareholder by delivery of a written notice to the Proposed Preferred Purchaser and Selling Preferred Shareholder (the "Preferred Tag Along Notice") within 30 days following its receipt of the Preferred Sale Notice. The Preferred Tag Along Notice shall state the amount of Preferred Shares (the "Tag Along Preferred Shares") that such Tag Along Preferred Shareholder proposes to include in such transfer to the Proposed Preferred Purchaser. To the extent that a Tag Along Preferred Shareholder accepts such tag along offer, the number of Preferred Shares to be sold to the Proposed Preferred Purchaser by the Selling Preferred Shareholder shall be reduced to the extent necessary to comply with this Section 4(f). In the event that the Proposed Preferred Purchaser does not purchase all Tag Along Preferred Shares from the Tag Along Preferred Shareholders on the same terms and conditions as specified in the Preferred Sale Notice, then the Selling Preferred Shareholder shall not be permitted to sell any Subject Preferred Shares to the Proposed Preferred Purchaser in the proposed transfer. The closing of any purchase from the Tag Along Preferred Shareholders shall occur contemporaneously with the purchase and sale of the Subject Preferred Shares (as adjusted hereunder) or at such other time as such Tag Along Preferred Shareholders and the Proposed Preferred Purchaser shall agree.

     If the other Preferred Shareholders do not elect to purchase all Subject Preferred Shares, the Selling Preferred Shareholder shall, subject to the other provisions of this Section 4(f), be freed and discharged, except as herein stated, from all obligations under the terms of this Agreement other than to sell the remaining Subject Preferred Shares to the purchaser and at the price and upon the terms stated in the Preferred Offering Notice, but only if such sale shall be completed within a period of 90 days from the date of delivery of the Preferred Offering Notice to the other Preferred Shareholders. If the Selling Preferred Shareholder does not complete such sale within such 90 day period, all the provisions of this Agreement, including the provisions of this Section 4(f), shall apply to any future sale or offer for sale of such Preferred Shares owned by the Selling Preferred Shareholder.

Section 5.     REPRESENTATIONS AND WARRANTIES OF SHAREHOLDERS.

     Each Shareholder hereby represents and warrants to the other
Shareholders as follows:

     (a) As of the date hereof, such Shareholder is the record and beneficial owner of the number of shares of Stock and Preferred Shares, as set forth opposite its name in the attached Exhibit 5(a).

     (b) Such Shareholder, if not a natural person, is duly formed, validly existing and in good standing under the laws of the jurisdiction of its formation.

     (c) Such Shareholder has full power and authority to execute, deliver, and perform this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by such Shareholder and constitutes a valid and legally binding obligation of such Shareholder, enforceable against such Shareholder in accordance with its terms.

     (d) The execution, delivery, and performance by such Shareholder of this Agreement do not and will not (i) if not a natural person, contravene or violate any provision of its charter or other governing documents, as amended to the date hereof, (ii) conflict with or result in a violation of any provision of, or constitute (with or without the giving of notice or the passage of time or both) a default under, or give rise (with or without the giving of notice or the passage of time or both) to any right of termination, cancellation, or acceleration under, any bond, debenture, note, mortgage, indenture, lease, contract, agreement, or other instrument or obligation to which such Shareholder is a party or by which such Shareholder or any of its properties may be bound or (iii) violate any applicable law, rule or regulation binding upon such Shareholder.

     (e) No consent, approval, order, or authorization of, or declaration, filing, or registration with, any court or governmental agency or of any third party is required to be obtained or made by such Shareholder in connection with the execution, delivery, or performance by such Shareholder of this Agreement.

Section 6.     SURVIVAL OF PROVISIONS.

     All representations, warranties and covenants made by each party hereto in this Agreement or any other document contemplated hereby shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement or such other document, regardless of any investigation made by or on behalf of any such party.

Section 7.     ENTIRE AGREEMENT.

     This Agreement and the other documents contemplated hereunder contain the entire understanding of the parties hereto with respect to the subject matter hereof and supersede all prior agreements, understandings, negotiations, and discussions among the parties with respect to such subject matter, including, without limitation that certain Voting Agreement dated November 25, 1997, by and between Company, Energy PLC, EnCap LP, Carl Price and Don Wm. Reynolds, that certain Purchase and Sale Agreement dated November 25, 1997, by and among Company, Energy PLC, EnCap LP and Gecko Booty 1994 I Limited Partnership, and the Original Agreement. Neither Company nor any Shareholder shall be a party to any agreement regarding the voting or Disposition of capital stock of Company, as such, unless Company and all such Shareholders are also parties to that agreement, except with the written consent of Company and all such Shareholders who are not parties to such an agreement.

Section 8.     AMENDMENTS.

     This Agreement may be amended, modified, supplemented, restated or discharged only by an instrument approved in writing by the members in each Shareholder Group owning at least two-thirds of the shares owned by such entire group.

Section 9.     NOTICES.

     All notices and other communications required under this Agreement shall (unless otherwise specifically provided herein) be in writing and be delivered personally, by recognized commercial courier or delivery service (which provides a receipt), by telecopier (with receipt acknowledged), or by registered or certified mail (postage prepaid), at the following addresses:

If to a member of the Bargo Group, other than Sowell:

                                      c/o Bargo Energy Company
                                      700 Louisiana, Suite 3700
                                      Houston, Texas 77002
                                      Attention:  Tim J. Goff
                                      Fax No.:  713-236-9799

If to Sowell:                         James E. Sowell
                                      3131 McKinney Avenue, Suite 200
                                      Dallas, Texas 75204

If to B. Carl Price or Don Wm. Reynolds:

                                      c/o Bargo Energy Company
                                      700 Louisiana, Suite 3700
                                      Houston, Texas 77002
                                      Attention:  Carl Price
                                      Fax No.:  713-236-9799

If to EnCap:

                                      c/o EnCap Investments, L.C.
                                      1100 Louisiana, Suite 3150
                                      Houston, Texas  77002
                                      Attention: D. Martin Phillips
                                      Fax No.:  713-659-6130

If to Kayne:

                                      Kayne Anderson Investment Management
                                      1800 Ave. of the Stars, # 1425
                                      Los Angeles, California 90067
                                      Attention:  Robert B. Sinnott
                                      Fax No.: 310-284-6490

If to BACI:

                                      Bank of America Capital Investors
                                      100 North Tryon Street, 25th Floor
                                      Charlotte, North Carolina 28255
                                      Attention:  J. Travis Hain
                                      Fax No.: 704-386-6432

If to EOS:

                                      EOS Partners, L.P.
                                      320 Park Avenue
                                      New York, New York  10022
                                      Attention:  Brian D. Young
                                      Fax No.: 212-832-5815

If to SGCP:

                                      SGC Partners II LLC
                                      c/o SG Capital Partners LLC
                                      1221 Avenue of the Americas, 15th Floor
                                      New York, NY  10020
                                      Attention:  V. Frank Pottow
                                      Fax No.: 212-278-5454
and shall be considered delivered on the date of receipt. A Shareholder may specify as its proper address any other post office address within the continental limits of the United States by giving notice to the other Shareholders, in the manner provided in this Section, at least ten (10) days prior to the effective date of such change of address.

     Any party hereto may designate a different address by notice to the other parties.

Section 10.     TERMINATION.

     This Agreement shall terminate upon the earlier of (i) the written consent of each of the Shareholders, (ii) when the Shareholders collectively hold an aggregate of less than 20% (or when, with respect to a Shareholder Group, such Shareholder Group owns less than 5% (or when, with respect to a Shareholder, such Shareholder owns less than 0.5%) of the issued and outstanding shares of Common Stock (and this Agreement shall be terminated solely with respect to such Shareholder Group or Shareholder, as applicable, but shall remain in effect as to those Shareholder Groups owning 5% (and those Shareholders owning 0.5%) or more of the issued and outstanding shares of Common Stock)), or (iii) the closing of a public offering of the Common Stock, pursuant to an effective registration statement filed with the Securities and Exchange Commission, resulting in gross proceeds (before deduction of fees and commissions) to the Company of at least $100,000,000.

Section 11.     POWER OF ATTORNEY.

     For the purpose of executing an Addendum Agreement, all the Shareholders hereby appoint Company as their agent and attorney to execute such Addendum Agreement on their behalf and expressly bind themselves to the Addendum Agreement by Company's execution of that Agreement without further action on their part.

Section 12.     NO WAIVER.

     The failure of any party hereto to insist upon strict performance of a covenant hereunder or of any obligation hereunder, irrespective of the length of time for which such failure continues, shall not be a waiver of such party's right to demand strict compliance in the future. No consent or waiver, express or implied, to or of any breach or default in the performance of any obligation hereunder shall constitute a consent or waiver to or of any other breach or default in the performance of the same or any other obligation hereunder.

Section 13.     CHOICE OF LAW.

     This Agreement shall be governed by the internal laws of the State of Texas, without regard to principles of conflicts of law.

Section 14.     SUCCESSORS AND ASSIGNS.

     This Agreement shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns.

Section 15.     REFERENCES AND CONSTRUCTION.

     (a) The provisions of Sections 3 and 4 hereof shall not apply to transactions between members of the same Shareholder Group. The parties hereto consent to the pledge of shares pursuant to those certain Pledge Agreements (stock) by Resources, Energy PLC and EnCap LP, Price, TJG, BEC, Goff, Barrow, Sowell and Operating, respectively, in favor of Bank of America National Trust and Savings Association and agree that Sections 3 and 4 hereof shall not be applicable to such pledges or any foreclosures or resales thereunder.

     (b) All references in this Agreement to articles, sections, subsections and other subdivisions refer to corresponding articles, sections, subsections and other subdivisions of this Agreement unless expressly provided otherwise.

     (c) Titles appearing at the beginning of any of such subdivisions are for convenience only and shall not constitute part of such subdivisions and shall be disregarded in construing the language contained in such subdivisions.

     (d) The words "this Agreement", "this instrument", "herein", "hereof", "hereby", "hereunder" and words of similar import refer to this Agreement as a whole and not to any particular subdivision unless expressly so limited.

     (e) Words in the singular form shall be construed to include the plural and vice versa, unless the context otherwise requires.

     (f) Unless the context otherwise requires or unless otherwise provided herein, the terms defined in this Agreement which refer to a particular agreement, instrument or document also refer to and include all renewals, extensions, modifications, amendments or restatements of such agreement, instrument or document, provided that nothing contained in this subsection shall be construed to authorize such renewal, extension, modification, amendment or restatement.

     (g) Examples shall not be construed to limit, expressly or by implication, the matter they illustrate.

     (h) The word "or" is not exclusive and the word "includes" and its derivatives means "includes, but is not limited to" and corresponding derivative expressions.

     (i) No consideration shall be given to the fact or presumption that one party had a greater or lesser hand in drafting this Agreement.

      (j)     All references herein to "$" or "dollars" shall refer to U.S.
Dollars.

Section 16.     LEGENDS.

     The certificate or certificates representing the Stock now owned or hereafter acquired by the Shareholders shall have conspicuously stamped, printed, or typed on the face or back thereof a legend substantially in the following form:

"The shares represented hereby are subject to that certain Second Amended and Restated Shareholders' Agreement, dated as of May 14, 1999, by and among the Company, and certain stockholders of the Company. A copy of such shareholders' agreement and all applicable amendments thereto will be furnished by the Company to the holder hereof without charge upon written request to the Company at its principal place of business or registered office."

Section 17.     SPECIFIC PERFORMANCE.

     Each of the parties hereto recognizes that any breach of the terms of this Agreement may give rise to irreparable harm for which money damages would not be an adequate remedy, and accordingly agree that, in addition to other remedies, any nonbreaching party shall be entitled to enforce the terms of this Agreement by a decree of specific performance without the necessity of proving the inadequacy as a remedy of money damages.

Section 18.     COUNTERPARTS.

     This Agreement may be executed in multiple counterparts, with each such counterpart constituting an original and all of such counterparts constituting but one and the same agreement.

     IN WITNESS WHEREOF, this Second Amended and Restated Shareholder's Agreement has been executed as of the date above first written.

                              BARGO ENERGY COMPANY


                              By:   /s/ Tim J. Goff
                              Name:  Tim J. Goff
                              Title: President


                              ENCAP EQUITY 1994 LIMITED PARTNERSHIP
                              By:     EnCap Investments L.C., General Partner


                              By:  /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director


                              ENERGY CAPITAL INVESTMENT COMPANY PLC


                              By:  Gary R. Petersen
                              Gary R. Petersen
                              Director


                              TJG INVESTMENTS, INC.


                              By:  /s/ Tim J. Goff
                              Tim J. Goff
                              President


                              BARGO ENERGY COMPANY


                              By:  /s/ Tim J. Goff
                              Tim J. Goff
                              Manager




                              BARGO ENERGY RESOURCES, LTD.
                              By: Bargo Operating Company, Inc., General
                              Partner


                              By:  /s/ Tim J. Goff
                              Tim J. Goff
                              President


                              BARGO OPERATING COMPANY, INC.


                              By:   /s/ Tim J. Goff
                              Tim J. Goff
                              President


                              /s/ Tim J. Goff
                              Tim J. Goff


                              /s/ Thomas Barrow
                              Thomas Barrow


                              /s/ James E. Sowell
                              James E. Sowell


                              /s/ B. Carl Price
                              B. Carl Price


                              /s/ Don. Wm. Reynolds
                              Don Wm. Reynolds


                              ENCAP ENERGY CAPITAL FUND III, L.P.
                              By: EnCap Investments L.C., General Partner


                              By:  /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director



                              ENCAP ENERGY CAPITAL FUND III-B, L.P.
                              By: EnCap Investments L.C., General Partner


                              By: /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director


                              BOCP ENERGY PARTNERS, L.P.
                              By: EnCap Investments L.C., Manager


                              By: /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director


                              EOS PARTNERS, L.P.


                              By: /s/ EOS PARTNERS, L.P.
                              Name:
                              Title:


                              EOS PARTNERS SBIC, L.P.
                              By: Eos SBIC General, L.P., its general partner
                              By: Eos SBIC, Inc., its general partner


                              By: /s/ EOS PARTNERS SBIC, L.P.
                              Name:
                              Title:


                              EOS PARTNERS SBIC II, L.P.
                              By: Eos SBIC General II, L.P., its general
                              partner
                              By: Eos SBIC II, Inc., its general partner


                              By:  /s/ EOS PARTNERS SBIC II, L.P.
                              Name:
                              Title:



                              SGC PARTNERS II LLC


                              By:  /s/ V. Frank Pottow
                              V. Frank Pottow
                              Managing Director


                              BANCAMERICA CAPITAL INVESTORS SBIC I,
                              L.P.
                              By: BancAmerica Capital Management SBIC I, LLC,
                                  its general partner
                              By: BancAmerica Capital Management I, L.P.,
                                  its sole member
                              By: BACM I GP, LLC, its general partner


                              By:  /s/ J. Travis Hain
                              J. Travis Hain
                              Managing Director


                              KAYNE ANDERSON ENERGY FUND, L.P.



                              By:  /s/ KAYNE ANDERSON ENERGY FUND, L.P
                              Name:
                              Title:

                                 EXHIBIT 5(a)



Shareholder                              Number of Shares          Number of
                                          of Stock               Preferred
Shares
____________________________________________________________________________
B. Carl Price ...........................1,126,869                    0
Don Wm. Reynolds ........................  753,362                    0
Energy Capital Investment Company PLC ...4,241,598                    0
EnCap Equity 1994 Limited Partnership ...2,424,973                    0
TJG Investments, Inc. ...................1,255,000                    0
Bargo Energy Company ....................7,078,333                    0
Tim J. Goff .............................8,406,667                    0
Thomas Barrow ...........................8,666,667                    0
James E. Sowell .........................8,666,666                    0
Bargo Operating Company .................  260,000                    0
Bargo Energy Resources, Ltd. ............4,694,859                    0
EnCap Energy Capital Fund III-B, L.P. ...4,222,999              481,904
BOCP Energy Partners, L.P. ..............1,366,277              155,911
EnCap Energy Capital Fund III, L.P. .....5,583,755              637,185
Kayne Anderson Energy Fund, L.P. ........8,763,162            1,000,000
BancAmerica Capital Investors
    SBIC I, L.P. .......................13,144,743            1,500,000
Eos Partners, L.P. .....................   328,619               37,500
Eos Partners SBIC, L.P. .................3,417,633              390,000
Eos Partners SBIC II, L.P. ..............  635,329               72,500
SGC Partners II LLC  ....................4,381,581              500,000





                                EXHIBIT A

                           ADDENDUM AGREEMENT

     Addendum Agreement made this ____ day of ________, ____, by and between ____________________________________________ (the "New Shareholder") and
Bargo Energy Company, a Texas corporation (the "Company"), and the other shareholders (the "Shareholders") of the Company, who are parties to that
certain Second Amended and Restated Shareholders' Agreement dated May       ,
1999 (the "Agreement"), between the Company and the Shareholders.

W I T N E S E T H:

     WHEREAS, the Company and the Shareholders entered into the Agreement to impose certain restrictions and obligations upon themselves and the shares of Common Stock, $0.01 par value, and Preferred Stock of the Company held by them (the "Shares");

     WHEREAS, the New Shareholder is desirous of becoming a shareholder of the Company; and

     WHEREAS, the Company and the Shareholders have required in the Agreement that in certain circumstances certain persons being offered Shares must enter into an Addendum Agreement binding the New Shareholder to the Agreement to the same extent as if it was an original party thereto, so as to promote the mutual interests of the Company, the Shareholders and the New Shareholders by imposing the same restrictions and obligations on the New Shareholder and the shares of Common Stock and/or Preferred Stock, as applicable, to be acquired by it as were imposed upon the Shareholders under the Agreement;

     NOW, THEREFORE, in consideration of the mutual promises of the parties, and as a condition of the purchase of the shares of Common Stock in the Company, the New Shareholder acknowledges that it has read the Agreement.
The New Shareholder shall be bound by, and shall have the benefit of, all the terms and conditions set out in the Agreement to the same extent as if it was a "Shareholder" as defined in the Agreement. This Addendum Agreement shall be attached to and become a part of the Agreement.

                              New Shareholder


                              By____________________________

Address for notices under
Section 9 of Agreement:






                               EXHIBIT B

                              ARBITRATION


     In the event that a dispute or controversy as described in Section 4(a) or 4(f) should arise, such dispute or controversy shall be settled in arbitration in Houston, Texas and for this purpose each of the parties hereby expressly consents to such arbitration in such place. In the event the parties cannot mutually agree upon an arbitrator to settle their dispute or controversy, each party to the dispute shall select one arbitrator. In the event that there are only two parties to the dispute, the arbitrators selected by each party shall select a third arbitrator. The decision of said arbitrators shall be binding upon the parties for all purposes. If any party fails to select an arbitrator within 15 days after written demand from the other party or parties to do so, or if, in the event that there are only two parties to the dispute, the two arbitrators selected fail to select a third arbitrator within 15 days after the last of such selected arbitrators is appointed, such other arbitrator or arbitrators shall be selected pursuant to the then existing rules and regulations of the American Arbitration Association. Such arbitration shall be conducted in accordance with the then existing rules and regulations of the American Arbitration Association to the extent such rules and regulations are not inconsistent with this Agreement. The expense of each arbitrator shall be borne by the party selecting the arbitrator. The expense of any third arbitrator shall be borne equally by the two parties to the dispute or controversy. For purposes hereof, in the case of a dispute or controversy where the Offering Notice or Preferred Offering Notice, as applicable, was submitted by, or the transaction otherwise involves, more than one Selling Shareholder or Selling Preferred Shareholder, all such selling Shareholders shall collectively constitute a single party. Likewise, where the transaction involves more than one purchasing Shareholder, all such purchasing Shareholders shall constitute a single party.

                              EXHIBIT 10.2

SECOND AMENDMENT TO
                        REGISTRATION RIGHTS AGREEMENT

     This SECOND AMENDMENT TO REGISTRATION RIGHTS AGREEMENT ("Amendment") is made and entered into this 14th day of May, 1999, by and among Bargo Energy Company, a Texas corporation (the "Company"), Energy Capital Investment Company PLC, an English investment company ("Energy PLC"), EnCap Equity 1994 Limited Partnership, a Texas limited partnership ("EnCap LP"), EnCap Energy Capital
Fund III-B, L.P., a Texas limited partnership ("EnCap III-B"), BOCP Energy Partners, L.P., a Texas limited partnership ("BOCP"), EnCap Energy Capital Fund III, L.P., a Texas limited partnership ("EnCap III"), Kayne Anderson Energy Fund, L.P., a Delaware limited partnership ("Kayne"), BancAmerica Capital Investors SBIC I, L.P., a Delaware limited partnership ("BACI"), Eos Partners, L.P., a Delaware limited partnership ("Eos Partners"), Eos Partners SBIC, L.P., a Delaware limited partnership ("Eos SBIC"), Eos Partners SBIC II, L.P., a Delaware limited partnership ("Eos SBIC II" and together with Eos Partners and Eos SBIC, collectively referred to as "EOS"), and SGC Partners II
LLC, a Delaware limited liability company ("SGCP"), and evidences the following:

RECITALS:

     A. The Company (as successor by merger to Future Petroleum Corporation, a Utah corporation), Energy PLC and EnCap LP entered into a Registration Rights Agreement on August 14, 1998, as amended by a First Amendment to Registration Rights Agreement dated December 15, 1998 (as amended, the "Agreement"), covering shares of Common Stock (as defined in the Agreement) issued to Energy PLC and EnCap LP;

     B. Energy PLC, EnCap III-B, BOCP, EnCap III, Kayne, BACI, EOS and SGCP (collectively, the "Investors") are parties, along with the Company, to that certain Stock Purchase Agreement dated May 14, 1999 ("Purchase Agreement"), pursuant to which the Investors will be issued 43,815,810 shares of Common Stock (the "New Common Shares");

     C. The parties to the Agreement desire to amend the Agreement to cover the New Common Shares and to make certain other changes.

                             AGREEMENT:

     NOW, THEREFORE, for and in consideration of the foregoing Recitals and the mutual covenants contained herein, the sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

     Section 1.     Amendments to the Agreement.

     (a)     Section 1(a) of the Agreement is amended as follows:

               Clause (i) of the first line in the definition of "Registrable Securities" shall be replaced with:

"(i) the Fund I Shares and the New Common Shares and"


     There shall be added to Section 1(a) a definition of "New Common Shares" as follows:

" `New Common Shares' shall mean all the shares of Common Stock issued by the Company pursuant to that certain Stock Purchase Agreement dated May 14, 1999 by and among the Company, Energy Capital Investment Company PLC, an English investment company ("Energy PLC"), EnCap Energy Capital Fund III-B, L.P., a Texas limited partnership ("EnCap III-B"), BOCP Energy Partners,
L.P., a Texas limited partnership ("BOCP"), EnCap Energy Capital Fund III, L.P., a Texas limited partnership ("EnCap III"), Kayne Anderson Energy Fund, L.P., a Delaware limited partnership ("Kayne"), BancAmerica Capital Investors SBIC I, L.P., a Delaware limited partnership ("BACI"), Eos Partners, L.P., a Delaware limited partnership ("Eos Partners"), Eos Partners SBIC, L.P., a Delaware limited partnership ("Eos SBIC"), Eos Partners SBIC II, L.P., a Delaware limited partnership ("Eos SBIC II" and together with Eos Partners and Eos SBIC, collectively referred to as "EOS"), and SGC Partners II LLC, a Delaware limited liability company ("SGCP")."

     (b) In Section 12(e), "If to Energy PLC or EnCap LP:" shall be replaced with:

"If to Energy PLC, EnCap LP, EnCap III-B, BOCP or EnCap III:"

     (c)     There shall be added to Section 12(e) the following:

"If to Kayne:

                Kayne Anderson Investment Management
                1800 Ave. of the Stars, # 1425
                Los Angeles, California 90067
                Telecopier No.: 310-284-6490
                Attention:  Robert B. Sinnott

If to BACI:

                Bank of America Capital Investors
                100 North Tryon Street, 25th Floor
                Charlotte, North Carolina 28255
                Telecopier No.: 704-386-6432
                Attention:  J. Travis Hain

If to EOS:

                EOS Partners, L.P.
                320 Park Avenue
                New York, New York  10022
                Telecopier No.: 212-832-5815
                Attention:  Brian D. Young

If to SGCP:

                SGC Partners II LLC
                c/o SG Capital Partners, LLC
                1221 Avenue of the Americas, 15th Floor
                New York, NY  10020
                Attention:  V. Frank Pottow
                Fax No.: 212-278-5454"

     Section 2. Binding Effect. Each of EnCap III-B, BOCP, EnCap III, Kayne, BACI, EOS and SGCP by execution of this Amendment shall be bound by and subject to the terms and conditions of the Agreement, as amended by this Amendment.

     Section 3. No Other Changes. Except as explicitly amended by this Amendment, the terms, conditions, rights and obligations under the Agreement shall remain in full force and effect.

     Section 4. Consents. The Company represents and warrants that no consent, approval, order, or authorization of, or declaration, filing, or registration with, any party is required to be obtained or made in connection with the execution, delivery, or performance by the Company of the Agreement, as amended by this Amendment, or the consummation by it of the transactions contemplated hereby or thereby, other than those consents that have been received by the Company as of the date hereof and requisite filings and registrations with, and orders of, the Commission.

     Section 5. Counterparts. This Amendment may be executed by the parties hereto in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.

                              BARGO ENERGY COMPANY


                              By:  /s/ Tim J. Goff
                              Name: Tim J. Goff
                              Title: Tim J. Goff


                              ENCAP EQUITY 1994 LIMITED PARTNERSHIP
                              By:     EnCap Investments L.C., General Partner


                              By: /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director


                              ENERGY CAPITAL INVESTMENT COMPANY PLC


                              By: /s/ Gary R. Petersen
                              Gary R. Petersen
                              Director


                              ENCAP ENERGY CAPITAL FUND III, L.P.
                              By: EnCap Investments L.C., General Partner


                              By: /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director


                              ENCAP ENERGY CAPITAL FUND III-B, L.P.
                              By: EnCap Investments L.C., General Partner


                              By: /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director

                              BOCP ENERGY PARTNERS, L.P.
                              By: EnCap Investments L.C., Manager


                              By: /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director


                              EOS PARTNERS, L.P.


                              By: /s/ EOS PARTNERS, L.P.
                              Name:
                              Title:


                              EOS PARTNERS SBIC, L.P.
                              By: Eos SBIC General, L.P., its general partner
                              By: Eos SBIC, Inc., its general partner


                              By: /s/ EOS PARTNERS SBIC, L.P.
                              Name:
                              Title:


                              EOS PARTNERS SBIC II, L.P.
                              By: Eos SBIC General II, L.P., its general partner
                              By: Eos SBIC II, Inc., its general partner


                              By: /s/ EOS PARTNERS SBIC II, L.P.
                              Name:
                              Title:


                              SGC PARTNERS II LLC


                              By:  /s/ V. Frank Pottow
                              V. Frank Pottow
                              Managing Director


                              BANCAMERICA CAPITAL INVESTORS SBIC I,
                              L.P.
                              By: BancAmerica Capital Management SBIC I, LLC,
                                     its general partner
                              By: BancAmerica Capital Management I, L.P., its
                                       its sole member
                              By: BACM I GP, LLC, its general partner


                              By: /s/ J. Travis Hain
                              J. Travis Hain
                              Managing Director


                              KAYNE ANDERSON ENERGY FUND, L.P.



                              By:  /s/ KAYNE ANDERSON ENERGY FUND, L.P.

                              Name:
                              Title:

                                     EXHIBIT 10.3

                            Consent to Amendment to
                          Registration Rights Agreement


     Reference is hereby made to (i) that certain Registration Rights Agreement made and entered into as of the 14th day of August, 1998, as amended by that certain First Amendment to Registration Rights Agreement made and entered into as of the 15th day of December, 1998 by and among Bargo Energy Company, a Texas corporation and successor by merger to Future Petroleum Corporation, a Utah corporation (the "Company"), Bargo Energy Resources, Ltd., a Texas limited partnership, TJG Investments, Inc., a Texas corporation, Bargo Energy Company, a Texas general partnership, Tim J. Goff, Thomas Barrow, James
E. Sowell, and Bargo Operating Company, Inc., a Texas corporation (as amended, the "Bargo Registration Rights Agreement"), and (ii) that certain Registration Rights Agreement made and entered into as of the 14th day of August, 1998, as amended by that certain First Amendment to Registration Rights Agreement made and entered into as of the 15th day of December, 1998 by and among the Company, Carl Price, Don Wm. Reynolds, Christie Price, Robert Price and Charles D. Laudeman (as amended, the "Price Registration Rights Agreement").

RECITALS:

     A. The Company, Energy Capital Investment Company PLC, an English investment company ("Energy PLC"), and EnCap Equity 1994 Limited Partnership, a Texas limited partnership ("EnCap LP"), entered into a Registration Rights Agreement on August 14, 1998, as amended by a First Amendment to Registration Rights Agreement dated December 15, 1998 (as amended, the "EnCap Registration Rights Agreement"), covering shares of Common Stock (as defined in the EnCap Registration Rights Agreement) issued to Energy PLC and EnCap LP;

     B. Energy PLC, EnCap Energy Capital Fund III-B, L.P., a Texas limited partnership, BOCP Energy Partners, L.P., a Texas limited partnership, EnCap Energy Capital Fund III, L.P., a Texas limited partnership, Kayne Anderson Energy Fund, L.P., a Delaware limited partnership, BancAmerica Capital Investors SBIC I, L.P., a [*Delaware?*] limited partnership, Eos Partners, L.P., a Delaware limited partnership, Eos Partners SBIC, L.P., a Delaware limited partnership, Eos Partners SBIC II, L.P., a Delaware limited partnership, and SGC Partners II LLC, a Delaware limited liability company (collectively, the "Investors") are parties, along with the Company, to that certain Stock Purchase Agreement dated May 14, 1999, pursuant to which the Investors will be issued shares of Common Stock (the "New Common Shares");

     C. The parties to the EnCap Registration Rights Agreement desire to amend such agreement to cover the New Common Shares and to make certain other changes.

     D. The parties to this Consent desire to consent to and permit such amendments to the EnCap Registration Rights Agreement;


     NOW, THEREFORE, the undersigned consent to the above-referenced amendment to the EnCap Registration Rights Agreement, as evidenced by that certain Second Amendment to Registration Rights Agreement among the Company and the other parties listed in Recital B hereof.

     This Consent may be executed by the parties hereto in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Consent effective as of May 14, 1999 .


                                               TJG INVESTMENTS, INC.


                                               By:  /s/ Tim J. Goff
                                               Tim J. Goff
                                               President

                                               BARGO ENERGY COMPANY


                                               By:  /s/ Tim J. Goff
                                               Tim J. Goff
                                               Manager

                                               BARGO ENERGY RESOURCES,
                                               LTD.
                                              By:  Bargo Operating Company, Inc.
                                               General Partner

                                               By:  /s/ Tim J. Goff
                                               Tim J. Goff
                                               President

                                               BARGO OPERATING COMPANY,
                                               INC.

                                               By:  /s/ Tim J. Goff
                                               Tim J. Goff
                                               President


                                               /s/ Tim J. Goff
                                               Tim J. Goff

                                               /s/ Thomas Barrow
                                               Thomas Barrow

                                               /s/ James E. Sowell
                                               James E. Sowell

                                               /s/ B. Carl Price
                                               B. Carl Price

                                               /s/ Don Wm. Reynolds
                                               Don Wm. Reynolds

                                               /s/ Christie Price
                                               Christie Price

                                              /s/ Robert Price
                                               Robert Price

                                              /s/ Charles D. Laudeman
                                              Charles D. Laudeman

                          EXHIBIT 10.4


            AMENDMENT NO. 1 TO AMENDED AND RESTATED CREDIT AGREEMENT


     THIS AMENDMENT NO. 1 TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment No. 1"), dated as of May 14, 1999, between BARGO ENERGY COMPANY, a Texas corporation, successor-by-merger to FUTURE PETROLEUM CORPORATION, a Utah corporation (the "Borrower"), and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association (the "Lender").

                         W I T N E S S E T H:

     WHEREAS, the Borrower and the Lender are parties to the Amended and Restated Credit Agreement dated as of December 4, 1998 (such agreement, as amended from time to time, hereinafter referred to as the "Existing Credit Agreement"); and

     WHEREAS, the Borrower has requested that certain amendments be made to the Existing Credit Agreement; and

     WHEREAS, the Lender is willing to make certain amendments to the Existing Credit Agreement on the terms and conditions hereinafter provided;

     NOW, THEREFORE, in consideration of the agreements herein contained, the parties hereto hereby agree as follows:

                           I. ARTICLE

                           DEFINITIONS

     SECTION 1.1   Certain Definitions.  The following terms
(whether or not underscored) when used in this Amendment No. 1 shall have the following meanings:

     "Amended Credit Agreement" means the Existing Credit Agreement as amended by this Amendment No. 1.

     "Amendment No. 1 Effective Date" has the meaning provided in
Section 4.1.

      SECTION 1.2 Other Definitions. Unless otherwise defined or the context otherwise requires, terms used herein (including in the preamble and recitals hereto) have the meanings provided for in the Existing Credit Agreement.

                           II. ARTICLE

                         AMENDMENTS TO
                    EXISTING CREDIT AGREEMENT

     Effective on the Amendment No. 1 Effective Date, the Existing Credit Agreement is amended in accordance with the terms of this Article II; except as so amended, the Existing Credit Agreement shall continue to remain in all respects in full force and effect.

      SECTION 2.1 Amendment to Preamble, etc. The preamble of the Existing Credit Agreement is amended by deleting the existing preamble and inserting in its place the following:

     "THIS AMENDED AND RESTATED CREDIT AGREEMENT, dated as of
December 4, 1998, between BARGO ENERGY COMPANY, a Texas corporation and successor-by-merger to FUTURE PETROLEUM
CORPORATION, a Utah corporation (the "Borrower") and BANK OF
AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association (the "Lender")," and by changing the name of the Borrower from "Future Petroleum Corporation" to "Bargo Energy Company, a Texas corporation" each place where it appears in the Credit Agreement.

      SECTION 2.2    Amendments to Section 1.1.

1. A new definition of "Amendment No. 1 Effective Date" is inserted in alphabetical order in Section 1.1 of the Existing Credit Agreement as follows:

     "Amendment No. 1 Effective Date" shall have the meaning assigned to such term in Section 4.1 of the Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 14,
1999,  between Borrower and Lender."

2. The definition of "Change in Control" in the Existing Credit Agreement is amended by deleting the existing definition and inserting in its place the following:

          A 'Change in Control' means (a) if Tim J. Goff, EnCap Equity 1994 Limited Partnership, Energy Capital Investment Company PLC, EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., and BOCP Energy Partners, L.P., directly or indirectly, shall fail to collectively own at least 30% of the outstanding capital stock of the Borrower, on a fully diluted basis, or (b) if the Borrower ceases to own beneficially and of record 100% of the capital stock of each of Future Texas, Future Nevada and Future California, or (c) if Future Texas or Future Nevada ceases to own beneficially and of record 100% of the general partner and limited partner interests, respectively, in the Partnership Subsidiaries."

      SECTION 2.3 Amendments to Section 8.1.8. Section 8.1.8 of the Existing Credit Agreement is amended by deleting the text of the existing Section and inserting in its place the following: "[Not Used.]"

      SECTION 2.4     Amendments to Certain Exhibits and Schedules.

1. Schedule I to the Existing Credit Agreement is deleted and a new Schedule I in the form shown in Schedule I hereto is inserted in its place.

2. Exhibit A to the Existing Credit Agreement is deleted and a new Exhibit A in the form shown in Exhibit A hereto is inserted in its place.

                            III. ARTICLE

                REPRESENTATIONS AND WARRANTIES

     In order to induce the Lender to make the amendments provided for in Article II, the Borrower hereby:

1. acknowledges and agrees that, immediately prior to the Amendment No. 1 Effective Date, the aggregate outstanding principal amount of all Tranche A Loans is $30,900,000 and the aggregate outstanding principal amount of all Tranche B Loans is $9,600,000;

2. represents and warrants that the Borrower has full power and authority to execute, deliver and perform its obligations under this Amendment No. 1 and all other Loan Documents delivered to the Lender in connection herewith, and this Amendment No. 1 and all such Loan Documents are the legally valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms;

3. represents and warrants, that each of the representations and warranties contained in the Existing Credit Agreement and in the other Loan Documents is true and correct as of the date hereof as if made on the date hereof (except, if any such representation and warranty relates to an earlier date, such representation and warranty shall be true and correct in all material respects as of such earlier date) and the Borrower has performed each of the covenants and agreements in the Existing Credit Agreement and the other Loan Documents required to be performed by the Borrower as of the date hereof; and

4. represents and warrants that there is no Default or Event of Default by the Borrower or any other Obligor under the Existing Credit Agreement or any other Loan Document and no event exists which, with the giving of notice or the passage of time or both, would give rise to a Default or Event of Default by the Borrower or any other Obligor under the Existing Credit Agreement or any Loan Document.

                          IV. ARTICLE

                   CONDITIONS TO EFFECTIVENESS

      SECTION 4.1 Effective Date. This Amendment No. 1 shall become effective on May 14, 1999, or, if later, the date (herein called the "Amendment No. 1 Effective Date") when the conditions set forth in this Section 4.1 have been satisfied.

1. Execution of Counterparts. The Lender shall have received counterparts of this Amendment No. 1 duly executed and delivered on behalf of the Borrower and the Lender.

2. Delivery of Replacement Note. The Lender shall have received an Amended and Restated Secured Promissory Note (being one of the Notes), substantially in the form of Exhibit A hereto, duly executed and delivered by the Borrower.

3. Fees, Expenses, etc. The Lender shall have received all reasonable costs and expenses due and payable pursuant to Sections 3.3 and 10.3 of the Existing Credit Agreement, if then invoiced, including fees and expenses of counsel to the Lender.

4. Legal Details, etc. All documents executed or submitted pursuant hereto, and all legal matters incident thereto, shall be satisfactory in form and substance to the Lender and its counsel.

      SECTION 4.2 Expiration. If all of the conditions set forth in Section 4.1 hereof shall not have been satisfied on or prior to May 31, 1999, the agreements of the parties contained in this Amendment No. 1 shall, unless otherwise agreed by the Lender, terminate effective immediately on such date and without further action.

                         V. ARTICLE

                  COVENANTS OF THE BORROWER

      SECTION 5.1 On or before July 31, 1999, the Borrower shall deliver to the Lender amendments and modifications to the existing Security Documents, including amendments to financing statements, reflecting the change in the Borrower's name, as the Lender may reasonably request, all of which shall be satisfactory in form, substance and scope to the Lender.

                           VI. ARTICLE

                          MISCELLANEOUS

     SECTION 6.1 Loan Document Pursuant to Existing Credit Agreement. This Amendment No. 1 is a Loan Document executed pursuant to the Existing Credit Agreement. Except as expressly amended or waived hereby, all of the representations, warranties, terms, covenants and conditions contained in the Existing Credit Agreement and each other Loan Document shall remain unamended and in full force and effect. The amendments set forth herein shall be limited precisely as provided for herein and shall not be deemed to be a waiver of, amendment of, consent to or modification of any other term or provision of the Existing Credit Agreement or of any term or provision of any other Loan Document or of any transaction or further or future action on the part of the Borrower or which would require the consent of the Lender under the Existing Credit Agreement or any other Loan Document.

      SECTION 6.2 Counterparts, etc. This Amendment No. 1 may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement with the same effect as if all parties hereto had signed the same signature page. Any signature page of this Amendment No. 1 may be detached from any identical counterpart of this Amendment No. 1 having attached to it one or more additional signature pages.

      SECTION 6.3 GOVERNING LAW; ENTIRE AGREEMENT. THIS AMENDMENT NO. 1 SHALL BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF ILLINOIS.

      SECTION 6.4 Titles and Headings. The titles and headings of the Sections of this Amendment No. 1 are intended for convenience only and shall not in any way affect the meaning or construction of any provision of this Amendment No. 1.

      SECTION 6.5 Changes and Modifications in Writing. No provision of this Amendment No. 1 may be changed or modified except by an instrument in writing signed by the party against whom enforcement of the change or modification is sought.


     IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 1 to be executed by their respective officers hereunto duly authorized as of the day and year first above written.

                                          BORROWER

                                          BARGO ENERGY COMPANY, a Texas
                                          corporation, successor-by-merger
                                          to FUTURE PETROLEUM CORPORATION,
                                          a Utah corporation

                                          By:  /s/ Tim J. Goff
                                          Title: President



                                          LENDER
                                          BANK OF AMERICA NATIONAL
                                          TRUST AND SAVINGS ASSOCIATION


                                          By: /s/ BANK OF AMERICA NATIONAL
                                          Title:

                               EXHIBIT 10.5

                        AMENDED AND RESTATED
                     SECURED PROMISSORY NOTE


$50,000,000.00                                              May 14, 1999


FOR VALUE RECEIVED, the undersigned, BARGO ENERGY COMPANY, a Texas corporation, and successor-by-merger to Future Petroleum Corporation, a Utah corporation (the "Borrower"), promises to pay to the order of BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association (the "Lender") on December 4, 2003, the principal sum of FIFTY MILLION DOLLARS ($50,000,000.00) or, if less, the aggregate unpaid principal amount of all Loans shown on the schedule attached hereto (and any continuation thereof) made by the Lender pursuant to that certain Amended and Restated Credit Agreement, dated as of December 4, 1998, as amended by that certain Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 14, 1999 (together with all amendments and other modifications, if any, from time to time thereafter made thereto, the "Credit Agreement"), among the Borrower and the Lender.

The Borrower also promises to pay interest on the unpaid principal amount hereof from time to time outstanding from the date hereof until maturity (whether by acceleration or otherwise) and, after maturity, until paid, at the rates per annum and on the dates specified in the Credit Agreement.

Payments of both principal and interest are to be made in lawful money of the United States of America in same day or immediately available funds to the account designated by the Lender pursuant to the Credit Agreement.

This Note amends, restates and consolidates in their entirety those Notes previously made and given by the Borrower to the Lender as described in the Credit Agreement, including without limitation that certain Amended and Restated Secured Promissory Note dated as of December 4, 1998, from Future Petroleum Corporation.

This Note is one of the Notes referred to in, and evidences Indebtedness incurred under, the Credit Agreement, to which reference is made for a description of the security for this Note and for a statement of the terms and conditions on which the Borrower is permitted and required to make prepayments and repayments of principal of the Indebtedness evidenced by this Note and on which such Indebtedness may be declared to be immediately due and payable. Unless otherwise defined, terms used herein have the meanings provided in the Credit Agreement.

Except for notices to the Borrower as required by Section 9.3 of the Credit Agreement, all parties hereto, whether as makers, endorsers, or otherwise, severally waive presentment for payment, demand, protest and notice of dishonor.

THIS NOTE HAS BEEN DELIVERED IN CHICAGO, ILLINOIS AND SHALL BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF ILLINOIS.


BARGO ENERGY COMPANY, a Texas corporation, successor-by-merger to Future Petroleum Corporation, a Utah corporation


By:     /s/ Tim J. Goff
Name:  Tim J. Goff
Title:  President

                              EXHIBIT 10.6

                        CONSENT AND AGREEMENT


     THIS CONSENT AND AGREEMENT (this "Consent") dated as of May 14, 1999, is by and between BARGO ENERGY COMPANY, a Texas corporation and successor-by-merger to Future Petroleum Corporation, a Utah corporation ("Borrower") and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association ("Lender"), with respect to the following recitals:

     RECITALS:

     A. Pursuant to that certain Amended and Restated Credit Agreement dated as of December 4, 1998, between Borrower and Lender (the "Credit Agreement"), Lender agreed to make loans to Borrower in an aggregate principal amount not to exceed $50,000,000. Capitalized terms used in this Consent but not expressly defined herein shall have the respective meanings given to them in the Credit Agreement.

     B. Borrower's obligations under the Credit Agreement are secured by, among other things, certain real and personal property more particularly described in the Mortgages and the other Loan Documents.

     C. Each of Future Cal-Tex Corporation, a Texas corporation ("Future California"), Future Petroleum Corporation, a Texas corporation ("Future Texas"), Future Energy Corporation, a Nevada corporation ("Future Nevada"), Future Acquisition 1995, Ltd., a Texas limited partnership, BMC Development No. 1 Limited Partnership, a Texas limited partnership, NCI Shawnee Limited Partnership, a Texas limited partnership (each, a "Guarantor" and collectively, "Guarantors") have executed and delivered to Lender a certain Guaranty dated as of August 14, 1998, and a certain Ratification of Guaranty dated as of December 4, 1998 (each, together with all amendments, supplements, modifications thereto and restatements thereof, a "Guaranty" and collectively, "Guaranties").

     D. Each of EnCap Equity 1994 Limited Partnership, a Texas limited partnership, Energy Capital Investment Company PLC, an English investment company, Bargo Energy Resources, Ltd., a Texas limited partnership, Carl Price, an individual, Borrower, Future Texas and Future Nevada (each, a "Pledgor" and collectively, "Pledgors") have executed and delivered to Lender a certain Pledge Agreement dated as of August 14, 1998, and a certain Ratification of Pledge Agreement dated as of December 4, 1998 (each, together with all amendments, supplements, modifications thereto and restatements thereof, a "Pledge Agreement" and collectively, the "Pledge Agreements").

     E. Various parties (collectively, "Purchasers") and certain shareholders of Borrower wish to enter into a transaction whereby Purchasers would acquire certain shares of the Borrower's Cumulative Redeemable Preferred Stock, Series B and certain shares of the Borrower's common stock (such transactions collectively referred as the "Acquisition").

     F. The consummation of the Acquisition would violate Section 9.1.8 (Change of Control) and Section 8.2.10 (amendment to Organic Documents) of the Credit Agreement.

     G. Borrower has requested that Lender consent to the consummation of the Acquisition and, subject to certain conditions, Lender is prepared to grant such consent.

     NOW, THEREFORE, in consideration of the foregoing recitals, the agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto mutually agree as follows:

     1. Consent to Acquisition. Lender hereby consents to the Acquisition (on the terms and conditions set forth in that certain Stock Purchase Agreement among Purchasers and Borrower dated May 14, 1999 (the "Acquisition Agreement") and on which Lender has relied), and hereby waive any violation of Section 9.1.8 and Section 8.2.10 of the Credit Agreement that would result from the consummation of the Acquisition, such consent and waiver to become effective upon satisfaction, in Lender's reasonable discretion, of each of the following conditions:

     1.1 Lender shall have received from Borrower an original counterpart of a certificate, executed by Borrower, substantially in the form of Exhibit A hereto.

     1.2 Lender shall have received from Borrower a true and correct copy of the Acquisition Agreement and each of the material documents involved in the Acquisition, and no amendment to or modification of such documents shall have been executed or agreed to by Borrower.

     1.3 Nothing in the terms and conditions of the Acquisition shall conflict with, violate or be inconsistent in any way with the terms and conditions of the Credit Agreement, as amended by this Consent and Amendment No. 1 (defined below), or the other Loan Documents, and Lender shall have received an original certificate, executed by each of Borrower and Guarantors, to such effect.

     1.4 There shall not have occurred any Default or Event of Default by Borrower or any other Obligor under the Credit Agreement or any other Loan Document and no event shall exist which, with the giving of notice or the passage of time or both, would give rise to an Default or Event of Default by Borrower or any other Obligor under the Credit Agreement or any Loan Document.

     2. Amendment No. 1. Contemporaneously with the execution and delivery of this Consent, Borrower has delivered to the Lender counterparts of Amendment No. 1 to Amended and Restated Credit Agreement, substantially in the form of Exhibit B hereto ("Amendment No. 1"), fully executed by Borrower.

     3. Reference to Credit Agreement. Whenever Borrower and/or Lender use the defined term "Credit Agreement" in any other document, instrument, agreement or writing, such references shall be deemed to refer to the Credit Agreement as amended hereby and by Amendment No. 1.

     4. Continuing Force and Effect. Except as amended hereby and by Amendment No. 1, the Credit Agreement shall remain unmodified and in full force and effect. The parties hereby ratify and confirm the Credit Agreement, as amended concurrently herewith.

     5. Borrower's Representations and Warranties. Borrower hereby represents and warrants as follows:

     5.1 The execution and delivery of this Consent, and the performance by Borrower of its obligations hereunder, are within Borrower's corporate powers, have been duly authorized by all necessary corporate action, have received all necessary governmental approval (if any shall be required), and do not and will not contravene or conflict with any provision of law or of the articles of incorporation or by-laws of Borrower or of any agreement binding upon Borrower;

     5.2 Borrower has full power and authority to execute, deliver and perform its obligations under this Consent and all other Loan Documents delivered to Lender in connection herewith, and this Consent and all such Loan Documents are the legal, valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally and by principles of equity;

     5.3 The representations and warranties made and given by Borrower in the Credit Agreement and the other Loan Documents are true and correct as of the date hereof (except, if any such representation and warranty relates to an earlier date, such representation and warranty shall be true and correct in all material respects as of such earlier date) and Borrower has performed each of the covenants and agreements in the Credit Agreement and the other Loan Documents required to be performed by Borrower as of the date hereof; and

     5.4 There is no default or Event of Default by Borrower or any other Obligor under the Credit Agreement or any other Loan Document and no event exists which, with the giving of notice or the passage of time or both, would give rise to an default or Event of Default by Borrower or any other Obligor under the Credit Agreement or any Loan Document.

     6. Counterparts. This Consent may be executed in any number of counterparts. Each counterpart shall be deemed an original and all counterparts shall be deemed the same instrument with the same effect as if all parties hereto had signed the same signature page. Any signature page of this Consent may be detached from any identical counterpart of this Consent having attached to it one or more additional signature pages.

     7. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS.

     8. Titles and Headings. The titles and headings of the Sections of this Consent are intended for convenience only and shall not in any way affect the meaning or construction of any provision of this Consent.

     9. Changes and Modifications In Writing. No provision of this Consent may be changed or modified except by an instrument in writing signed by the party against whom enforcement of the change or modification is sought.

     IN WITNESS WHEREOF, the duly authorized representatives of the parties have executed this Consent as of the date first above written.


BORROWER:          BARGO ENERGY COMPANY, a Texas corporation, successor-by
merger to Future Petroleum Corporation,
a Utah corporation


By     /s/ Tim J. Goff
Name:  Tim J. Goff
Title:  President


LENDER:          BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a
national savings association


By     /s/ David E. Sisler
Name:  David E. Sisler
Title:  Vice President



The undersigned Guarantors hereby consent to the foregoing Consent, dated as of May 14, 1999, all prior amendments to the Credit Agreement and Amendment No. 1 to Amended and Restated Credit Agreement of even date herewith.

FUTURE CAL-TEX CORPORATION, a Texas corporation



By /s/ Carl Price
Name:  Carl Price
Title:  President

FUTURE PETROLEUM CORPORATION, a Texas corporation



By /s/ Carl Price
Name:  Carl Price
Title:  President

FUTURE ENERGY CORPORATION, a Nevada corporation



By /s/ Carl Price
Name:  Carl Price
Title:  President

FUTURE ACQUISITION 1995, LTD., a Texas limited partnership

By:     FUTURE PETROLEUM CORPORATION, a Texas corporation, its sole general partner



By /s/ Carl Price
Name:  Carl Price
Title:  President

BMC DEVELOPMENT NO. 1 LIMITED PARTNERSHIP, a Texas limited partnership

By:     FUTURE PETROLEUM CORPORATION, a Texas corporation, its sole general partner



By /s/ Carl Price
Name:  Carl Price
Title:  President

NCI SHAWNEE LIMITED PARTNERSHIP, a Texas limited partnership

By:     FUTURE PETROLEUM CORPORATION, a Texas corporation, its sole general partner



By /s/ Carl Price
Name:  Carl Price
Title:  President


The undersigned Pledgors hereby consent to the foregoing Consent, dated as of May 14, 1999, all prior amendments to the Credit Agreement and Amendment No. 1 to Amended and Restated Credit Agreement of even date herewith.


/s/ B. Carl Price
B. Carl Price

ENERGY CAPITAL INVESTMENT COMPANY PLC, an English investment company


By     /s/ D. Martin Phillips
Name:     D. Martin Phillips
Title:     Director


ENCAP EQUITY 1994 LIMITED PARTNERSHIP, a Texas limited partnership

By:     ENCAP INVESTMENTS L.C., General Partner



By     /s/ D. Martin Phillips
Name:     D. Martin Phillips
Title:     Managing Director

BARGO ENERGY RESOURCES, LTD., a Texas limited partnership

By:     BARGO OPERATING COMPANY, INC., a Texas corporation, its sole general partner

By     /s/ Tim J. Goff
Name:     Tim J. Goff
Title:     President

BARGO ENERGY COMPANY, a Texas corporation, successor-by-merger to Future Petroleum Corporation, a Utah corporation


By     /s/ Tim J. Goff
Name:     Tim J. Goff
Title:     President

FUTURE PETROLEUM CORPORATION, a Texas corporation

By /s/ Carl Price
Name:  Carl Price
Title:  President

FUTURE ENERGY CORPORATION, a Nevada corporation

By /s/ Carl Price
Name:  Carl Price
Title:  President

                                  EXHIBIT A
                       Form of Certificate from Borrower

                                EXHIBIT B
                          Form of Amendment No. 1

                               EXHIBIT 10.7


                                               May 14, 1999


Bank of America Capital Investors
100 North Tryon Street, 10th Floor
Charlotte, North Carolina 28255
Attention:  J. Travis Hain

EOS Partners, L.P.
320 Park Avenue
New York, New York 10022
Attention: Brian D. Young

SG Capital Partners, LLC
1221 Avenue of the Americas, 13th Floor
New York, NY  10020
Attention:  Larry Neubauer

Ladies and Gentlemen:

         Reference is made to that certain Stock Purchase Agreement
(the "Purchase Agreement"), dated as of the date hereof, among Bargo Energy Company, a Texas corporation (the "Company"), BancAmerica Capital Investors SBIC I, L.P., a Delaware limited partnership ("BACI"), Eos Partners SBIC, L.P., a Delaware limited partnership ("Eos SBIC"), Eos Partners SBIC II, L.P., a Delaware limited partnership ("Eos SBIC II"), SGC Partners II, LLC, a Delaware limited liability company ("Soc Gen", and together with BACI, Eos SBIC and Eos SBIC II, the "Investors"), and the other parties identified therein, pursuant to which each Investor is purchasing shares of the Company's Cumulative Redeemable Preferred Stock, Series B and Common Stock, $0.01 par value (together, the "Shares").

         Each Investor is a Small Business Investment Company
("SBIC") licensed by the United States Small Business Administration ("SBA"). In order for each Investor to acquire and hold the Shares, it must obtain from the Company certain representations and rights as set forth below. As a material inducement to each Investor to enter into the Purchase Agreement and to purchase the Shares, the Company hereby makes the following representations and warranties and agrees to comply with the following covenants:

         1.     SMALL BUSINESS MATTERS.

           (a)     The Company, together with its "affiliates"
(as that term is defined in Title 13, Code of Federal Regulations,
 121.103), is a "small business concern" within the meaning of the Small Business Investment Act of 1958, as amended ("SBIA"), and the regulations thereunder, including Title 13, Code of Federal Regulations,
 121.301(c) because it either:

CHECK ONE

          X   (i)     including its affiliates, has a tangible
net worth not in excess of $18 million, and average net income after Federal income taxes (excluding any carry-over losses) for the preceding 2 completed fiscal years not in excess of $6 million; or

              (ii)     does not exceed the size standard in
number of employees or millions of dollars under the SIC (Standard Industrial Classification) System for the industry in which it combined with its affiliates is primarily engaged; and in which it alone is primarily engaged.

         The information set forth in the Small Business
Administration Forms 480, 652 and Parts A and B of Form 1031 regarding the Company and its affiliates, when delivered to each Investor, will be accurate and complete and will be in form and substance acceptable to each Investor. Copies of such forms shall be completed and executed by the Company and delivered to each Investor at the closing of the sale of the Shares under the Purchase Agreement (the "Closing").

         (b) The proceeds from the sale of the Shares will be used by the Company to (1) repay debt, (2) fund working capital requirements and (3) pay expenses related to the transactions contemplated by the Purchase Agreement. No portion of such proceeds (i) will be used to provide capital to a corporation licensed under the Small Business Investment Act of 1958, as amended ("SBIA"), (ii) will be used to acquire farm land, (iii) will be used to fund production of a single item or defined limited number of items, generally over a defined production period, and such production will constitute the majority of the activities of the Company and its Subsidiaries (examples include motion pictures and electric generating plants), or (iv) will be used for any purpose contrary to the public interest (including, but not limited to, activities which are in violation of law) or inconsistent with free competitive enterprise, in each case, within the meaning of 13 C.F.R. 107.720.

          (c)     Neither the Company's nor any of its
Subsidiaries' primary business activity involves, directly or indirectly, providing funds to others, the purchase or discounting of debt obligations, factoring or long-term leasing of equipment with no provision for maintenance or repair, and neither the Company nor any of its Subsidiaries is classified under Major Group 65 (Real Estate) of the SIC Manual. It is the intent of the Company to locate and develop or acquire new oil and gas reserves at an acceptable cost to replace those being depleted by production. As long as additional reserves can be acquired at an acceptable cost, the assets of the business of the Company and its Subsidiaries (the "Business") will not be reduced or consumed, generally without replacement, as the life of the Business progresses, and the nature of the Business does not require that a stream of cash payments be made to the Business's financing sources, on a basis associated with the continuing sale of assets (examples of such businesses would include real estate development projects and oil and gas wells). (See 13 CFR 107.720)

         (d) The proceeds from the sale of the Shares will not be used substantially for a foreign operation; and at Closing or within one year thereafter, no more than 49 percent of the employees or tangible assets of the Company and its Subsidiaries will be located outside the United States (unless the Company can show, to SBA's satisfaction, that the proceeds from the sale of the Shares will be used for a specific domestic purpose). This subsection (d) does not prohibit such proceeds from being used to acquire foreign materials and equipment or foreign property rights for use or sale in the United States.

         (e) To the best knowledge of the Company, each SBIC that owns any Securities issued by the Company, together with a description of the kinds and amounts of Securities held, are listed on
Schedule I hereto. Without unanimous consent of the Investors, the Company will not issue Securities to any SBIC in the future if such issuance would cause any Investor to be deemed to be a member of an "Investor Group" in "Control" of the Company (as such terms are defined in 13 CFR 107.865).

         2.     REGULATORY COMPLIANCE.

          (a)     Regulatory Compliance Cooperation.

           (i)     In the event that any Investor
reasonably determines that it has a Regulatory Problem, the Company agrees to take all such actions as are reasonably requested by such Investor in order (A) to effectuate and facilitate any transfer by such Investor of any Securities of the Company then held by such Investor to any Person designated by such Investor, (B) to permit such Investor (or any of its affiliates) to exchange all or any portion of the voting Securities then held by such Person on a share-for-share basis for shares of a class of non-voting Securities of the Company, which non-voting Securities shall be identical in all respects to such voting Securities, except that such new Securities shall be non-voting and shall be convertible into voting Securities on such terms as are requested by such Investor and reasonably acceptable to the Company in light of regulatory considerations then prevailing, and (C) to continue and preserve the respective allocation of the voting interests with respect to the Company arising out of such Investor's ownership of voting Securities and/or provided for in the Stockholders Agreement before the transfers and amendments referred to above (including entering into such additional agreements as are requested by such Investor to permit any Person(s) designated by such Investor to exercise any voting power which is relinquished by such Investor upon any exchange of voting Securities for nonvoting Securities of the Company). If such Investor elects to transfer Securities of the Company to a Regulated Holder in order to avoid a Regulatory Problem, the Company and such Regulated Holder shall enter into such mutually acceptable agreements as such Regulated Holder may reasonably request in order to assist such Regulated Holder in complying with applicable laws and regulations to which it is subject. Such agreements may include restrictions on the redemption, repurchase or retirement of Securities of the Company that would result or be reasonably expected to result in such Regulated Holder holding more voting securities or total securities (equity and debt) than it is permitted to hold under such laws and regulations.

           (ii)     In the event any Investor has the right
to acquire any of the Company's Securities under the Stockholders Agreement (as defined in the Purchase Agreement) and such Investor reasonably determines that it has a Regulatory Problem, at such Investor's request the Company will offer to sell to such Investor non-voting Securities (or, if the Company is not the proposed seller, will arrange for the exchange of any voting securities for non-voting securities immediately prior to or simultaneous with such sale) on the same terms as would have existed had such Investor acquired the Securities so offered and immediately requested their exchange for non-voting Securities pursuant to subsection (i) above.

          (b)     Issuance of Securities.

          (i)     Each Investor understands that the
Company is a public corporation and does not have a class of common stock without voting rights. Additionally, the Company is party to agreements which prohibit it from issuing additional shares of common stock and preferred stock. The Company's agreement set forth herein is to use its reasonable efforts, if requested, to amend its articles of incorporation or secure any consents or approvals required to comply with reasonable requests made by the Investors under Section 2(a). Such Investor shall pay or reimburse the Company for all costs and expenses incurred by the Company to comply with such actions reasonably required by such Investor (including fees and disbursements of counsel). Nothing herein shall prohibit the Company from entering into agreements which prohibit it from or restrict its ability to enter into agreements which prohibit the Company from effecting the actions set forth in Section 2(a); provided that the Company shall cooperate with such Investor to restructure its investment to solve any Regulatory Problem as a result of the foregoing sentence.

          (c)     Information Rights and Related Covenants.

          (i)     The Company agrees to provide to each
Investor and the SBA access to its books and records during normal business hours in a manner which does not disrupt the business operations of the Company for the purpose of confirming (A) the use of the proceeds of such financing and (B) the certifications made by the Company on Small Business Administration Forms 480 and 652.

           (ii)     The Company agrees to provide to each
Investor and the SBA a certificate of its chief financial officer or person with similar responsibilities (1) verifying the use of such proceeds and accuracy of such certifications and (2) certifying compliance by the Company with the provisions of this Agreement (provided that such certificate may be truthfully given).

           (iii)     Promptly after the end of each fiscal
year (but in any event prior to February 28 of each year), the Company, at the Company's election, shall either (A) provide to each Investor a written assessment, in form and substance reasonably satisfactory to each Investor, or (B) provide to each Investor access to its books and records so that such Investor may prepare a written assessment, of the economic impact of such Investor's financing hereunder, specifying the full-time equivalent jobs created or retained, the impact of the financing on the consolidated revenues and profits of the Business and on taxes paid by the Business and its employees (See 13 CFR
 107.630(e)).

           (iv)     If the reports sent to the Company's
stockholders are insufficient to satisfy each Investor's obligations
pursuant to 13 CFR   107.620(b), the Company will provide upon the
request of such Investor or any of its affiliates, such financial statements and other information as such Person may from time to time reasonably request for the purpose of assessing the Company's financial condition.

           (v)     For a period of one year following the
date hereof, neither the Company nor any of its Subsidiaries will change its business activity if such change would render the Company ineligible to receive financial assistance from an SBIC under the SBIA and the regulations thereunder (within the meanings of 13 CFR 107.720 and 107.760(b)).

           (vi)     The Company will at all times comply
with the non-discrimination requirements of 13 C.F.R., Parts 112, 113 and 117.

          (vii)     The number of shareholders of the
Company is greater than 50.

           3.     DEFINITIONS.

          "Control" means, with respect to any Person, the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

          "Person" shall be construed broadly and shall include an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization or a governmental entity (or any department, agency or political subdivision thereof).

          "Regulated Holder" means any holder of the Company's
Securities that is (or that is a subsidiary of a bank holding company that is) subject to the various provisions of Regulation Y of the Board of Governors of the Federal Reserve Systems, 12 C.F.R., Part 225 (or any successor to Regulation Y).

         "Regulatory Problem" means (i) any set of facts or circumstances wherein it has been asserted by any governmental regulatory agency (or an Investor believes that there is a significant risk of such assertion) that such Person (or any bank holding company that controls such Person) is not entitled to hold, or exercise any material right with respect to, all or any portion of the Shares of the Company which such Person holds or (ii) when such Person and its affiliates would own, control or have power (including voting rights) over a greater quantity of Shares of the Company than is permitted under any law or regulation or any requirement of any governmental authority applicable to such Person or to which such Person is subject.

         "Securities" means, with respect to any Person, such Person's capital stock or any options, warrants or other Securities which are directly or indirectly convertible into, or exercisable or exchangeable for, such Person's capital stock (whether or not such derivative Securities are issued by the Company). Whenever a reference herein to Securities refers to any derivative Securities, the rights of Investor shall apply to such derivative Securities and all underlying Securities directly or indirectly issuable upon conversion, exchange or exercise of such derivative Securities.

         "Stockholders Agreement" means the Stockholders Agreement to be entered into on the date of the Closing among the Company and certain shareholders of the Company.

         "Subsidiary" means, with respect to any Person, any other Person of which the securities having a majority of the ordinary voting power in electing the board of directors (or other governing body), at the time as of which any determination is being made, are owned by such first Person either directly or through one or more of its Subsidiaries.
                  *     *     *     *     *

          Please indicate your acceptance of the terms of this letter agreement by returning a signed copy to the undersigned.



                                               BARGO ENERGY COMPANY

                                               By:  /s/Tim J. Goff
                                               Name:  Tim J. Goff
                                               Title:  President
Agreed as of the date
first set forth above:

BANCAMERICA CAPITAL INVESTORS SBIC I, L.P.
By:       BancAmerica Capital Management SBIC I, LLC
     its general partner

By:     BancAmerica Capital Management I, L.P.
     its sole member

By:     BACM I GP, LLC
     its general partner

By:  /s/ J Travis Hain
     Name:  J. Travis Hain
     Title:  Member


EOS PARTNERS SBIC, L.P.
By:      EOS SBIC General, L.P.,
     its general partner

By:     EOS SBIC, Inc.,
     its general partner

By:  /s/ Brian D. Young
     Name:  Brian D. Young
     Title:  Chariman


EOS PARTNERS SBIC II, L.P.
By:      EOS SBIC General II, L.P.
     its general partner

By:     EOS SBIC II, Inc.
     its general partner

By:  /s/ Brian D. Young
     Name:  Brian D. Young
     Title:  Chariman


SGC PARTNERS II, LLC
By:  /s/ Justin Hall-Tipping
     Name:  Justin Hall Tipping
     Title:  Managing Director

                                 Schedule I

                                                   Securities

SBIC                                       Shares of          Shares of Common
                                        Preferred Stock             Stock

BancAmerica Capital Investors
        SBIC I, L.P.                     1,500,000             13,144,743

Eos Partners SBIC, L.P.                    390,000              3,417,633

Eos Partners SBIC II, L.P.                  72,500                635,329

SGC Partners II, LLC                       500,000              4,381,581

                               EXHIBIT 10.8

                                      May 14, 1999


Bank of America Capital Investors
100 North Tryon Street, 10th Floor
Charlotte, North Carolina  28255
Attention:  J. Travis Hain

EOS Partners, L.P.
320 Park Avenue
New York, New York 10022
Attention: Brian D. Young

SG Capital Partners, LLC
1221 Avenue of the Americas, 13th Floor
New York, NY  10020
Attention:  Larry Neubauer

                            Bargo Energy Company

Dear Ladies and Gentlemen:

     Reference is made to (i) that certain Stock Purchase Agreement
(the "Purchase Agreement"), dated as of the date hereof, among Bargo Energy Company, a Texas corporation (the "Company"), BancAmerica Capital Investors SBIC I, L.P., a Delaware limited partnership ("BACI"), Eos Partners SBIC, L.P., a Delaware limited partnership ("Eos SBIC"), Eos Partners SBIC II, L.P., a Delaware limited partnership ("Eos SBIC II"), SGC Partners II, LLC, a Delaware limited liability company ("Soc Gen", and together with BACI, Eos SBIC and Eos SBIC II, the "Investors"), and the other parties identified therein, and (ii) that certain Second Amended and Restated Shareholders' Agreement (the "Shareholders' Agreement"), dated as of the date hereof among the Company, the Investors, EnCap Equity 1994 Limited Partnership, a Texas limited partnership ("EnCap LP"), Bargo Energy Resources, Ltd., a Texas limited partnership ("Resources"), TJG Investments, Inc., a Texas corporation ("TJG"), Bargo Energy Company, a Texas general partnership ("BEC"), Bargo Operating Company, Inc., a Texas corporation ("Operating"), Tim J. Goff ("Goff"; and together with EnCap LP, Resources, TJG, BEC and Operating, the "Other Stockholders") and the other parties identified therein.

     Each Other Stockholder agrees to cooperate with the Company in all reasonable respects in complying with the terms and provisions of the letter agreement between the Company and the Investors, a copy of which is attached hereto as Exhibit A, regarding small business matters (the "Small Business Sideletter"), including without limitation, voting to approve amending the Company's Articles of Incorporation, the Company's by-laws, the Purchase Agreement or the Shareholders Agreement in a manner reasonably acceptable to the Other Stockholders and the Investors or any Regulated Holder (as defined in the Small Business Sideletter) entitled to make such request pursuant to the Small Business Sideletter in order to remedy a Regulatory Problem (as defined in the Small Business Sideletter). Anything contained in this letter agreement to the contrary notwithstanding, no Other Stockholder shall be required under this letter agreement to take any action that would adversely affect in any material respect such Other Stockholder's rights as a stockholder of the Company.

     The Company and each Other Stockholder agree not to amend or waive the voting or other provisions of the Company's Articles of Incorporation, the Company's by-laws, the Purchase Agreement or the Shareholders' Agreement if such amendment or waiver would cause any Regulated Holder to have a Regulatory Problem (as defined in the Small Business Sideletter).

     Please acknowledge your agreement with the foregoing by executing this letter below, whereupon this letter will become a valid and binding agreement.


BARGO ENERGY COMPANY
By:  /s/ Tim J. Goff
     Name:  Tim J. Goff
     Title:  President

ENCAP EQUITY 1994 LIMITED PARTNERSHIP
By:     EnCap Investments L.C., General
Partner
By:  /s/ D. Martin Phillips
     Name:  D. Martin Phillips
     Title:  Managing Director

TJG INVESTMENTS, INC.


By:  /s/ Tim J. Goff
     Tim J. Goff
     President
BARGO ENERGY COMPANY
By:  /s/ Tim J. Goff
     Tim J. Goff
     Manager

BARGO ENERGY RESOURCES, LTD
By:  Bargo Operating Company, Inc.,
General Partner


By: /s/ Tim J. Goff
     Tim J. Goff
     Manager

BARGO OPERATING COMPANY, INC.


By:  /s/ Tim J. Goff
     Tim J. Goff
     Manager


/s/ Tim J. Goff
Tim J. Goff

Agreed as of the date
first set forth above:

BANCAMERICA CAPITAL INVESTORS SBIC I, L.P.
By:  BancAmerica Capital Management SBIC I, LLC
     its general partner

By:  BancAmerica Capital Management I, L.P.
     its sole member

By:  BACM I GP, LLC
     its general partner

By:  /s/ J. Travis Hain
     Name:  J. Travis Tain
     Title:  Member

EOS PARTNERS SBIC, L.P.
By:  EOS SBIC General, L.P.,
     its general partner

By:  EOS SBIC, Inc.,
     its general partner

By:  /s/ Brian D. Young
     Name:  Brian d. Young
     Title:  Chairman

EOS PARTNERS SBIC II, L.P.
By:  EOS SBIC General II, L.P.
     its general partner

By:  EOS SBIC II, Inc.
     its general partner

By:  /s/ Brian D. Young
     Name:  Brian d. Young
     Title:  Chairman

SGC PARTNERS II, LLC
By:  /s/ Justin Hall-Tipping
     Name:  Justin Hall-Tipping
     Title:  Managing Director

                                EXHIBIT 10.9



                         STOCK PURCHASE AGREEMENT


                              by and among



                          Bargo Energy Company


                                 and

                 Energy Capital Investment Company PLC,
                  EnCap Energy Capital Fund III-B, L.P.,
                      BOCP Energy Partners, L.P.,
                   EnCap Energy Capital Fund III, L.P.,
                    Kayne Anderson Energy Fund, L.P.,
              BancAmerica Capital Investors SBIC I, L.P.,
                          Eos Partners, L.P.,
                       Eos Partners SBIC, L.P.,
                    Eos Partners SBIC II, L.P., and
                         SGC Partners II LLC




                             May 14, 1999

                        STOCK PURCHASE AGREEMENT


     This STOCK PURCHASE AGREEMENT (this "Agreement") is dated as of May 14, 1999 by and among Energy Capital Investment Company PLC, an English investment company ("Energy PLC"), EnCap Energy Capital Fund III-B, L.P., a Texas limited partnership ("EnCap III-B"), BOCP Energy Partners, L.P., a Texas limited partnership ("BOCP"), EnCap Energy Capital Fund III, L.P., a Texas limited partnership ("EnCap III"), Kayne Anderson Energy Fund, L.P., a Delaware limited partnership ("Kayne"), BancAmerica Capital Investors SBIC I, L.P., a limited partnership ("BACI"), Eos Partners, L.P., a Delaware limited partnership ("Eos Partners"), Eos Partners SBIC, L.P., a Delaware limited partnership ("Eos SBIC"), Eos Partners SBIC II, L.P., a Delaware limited partnership ("Eos SBIC II" and together with Eos Partners and Eos SBIC, collectively referred to as "EOS"), and SGC Partners II LLC, a Delaware limited liability company ("SGCP") (each individually, a "Buyer," and collectively, the "Buyers") and Bargo Energy Company, a Texas corporation.

     WHEREAS, the Company (defined below) desires to issue to Buyers, and Buyers desire to purchase, certain shares of the Company's Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Preferred Stock"), and certain shares of the Company's Common Stock, par value $.01 per share (the "Common Stock");

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, the Company and Buyers hereby agree as follows:


                               ARTICLE I

                        TERMS OF THE TRANSACTION

1.1 Agreement to Issue Shares. At the Closing, and on the terms and subject to the conditions set forth in this Agreement, the Company shall sell and deliver to each Buyer, and each Buyer (severally) shall purchase and accept from the Company as set forth beside its name on Schedule 1.1, the number of shares of Preferred Stock and the number of shares of Common Stock (as issued to all Buyers, collectively, the "Shares").

1.2 Purchase Price and Payment. In consideration of the sale of the Shares, each Buyer shall pay to the Company at the Closing the purchase price set forth beside its name on Schedule 1.1, the aggregate of which shall be the "Purchase Price." Each Buyer shall pay its portion of the Purchase Price to the Company in immediately available funds by confirmed wire transfer to a bank account to be designated by the Company (such designation to occur no later than the third business day prior to the Closing Date) or in the form of a certified or bank cashier's check payable to the order of the Company.


                              ARTICLE II

                               CLOSING

     The closing of the transactions contemplated hereby (the "Closing") shall take place (i) at the offices of Thompson & Knight, P.C., 1700 Chase Tower, 600 Travis, Houston, TX 77002 at 10:00 a.m., local time, on May 14, 1999, or (ii) at such other time or place or on such other date as the parties hereto shall agree. The date on which the Closing is required to take place is herein referred to as the "Closing Date." All Closing transactions shall be deemed to have occurred simultaneously.

                             ARTICLE III

              REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company represents and warrants to Buyers that:

3.1 Corporate Organization. The Company is a corporation duly organized, validly existing, and in good standing under the laws of Texas and has all requisite corporate power and corporate authority to own, lease, and operate its properties and to carry on its business as now being conducted. No actions or proceedings to dissolve the Company are pending or, to the best knowledge of the Company, threatened.

3.2 Qualification. The Company is duly qualified or licensed to do business as a foreign corporation and is in good standing in each of the jurisdictions set forth on Schedule 3.2, which are all the jurisdictions in which it owns, leases, or operates property or in which such qualification or licensing is required for the conduct of its business.

3.3 Charter and Bylaws. The Company has made available to Buyers accurate and complete copies of (i) the charter and bylaws of each of the Company and the Subsidiaries as currently in effect, (ii) the stock records of each of the Company and the Subsidiaries, and (iii) the minutes of all meetings of the respective Boards of Directors of the Company and the Subsidiaries, any committees of such Boards, and the shareholders of the Company and the Subsidiaries (and all consents in lieu of such meetings). Such records, minutes, and consents accurately reflect the stock ownership of the Company and the Subsidiaries and all actions taken by such Boards of Directors, committees, and shareholders. Neither the Company nor any Subsidiary is in violation of any provision of its charter or bylaws, other than violations which, individually or in the aggregate, do not and will not have a Material Adverse Effect on the Company.

3.4 Capitalization of the Company. The authorized capital stock of the Company consists of (i) 120,000,000 shares of Common Stock, of which, as of the date hereof, 48,357,786 shares are outstanding and no shares are held in the Company's treasury, and (ii) 5,000,000 shares of preferred stock, par value $.01 per share, of which, as of the date hereof, no shares are outstanding and no such shares are held in the Company's treasury. All outstanding shares of capital stock of the Company have been validly issued and are fully paid and nonassessable, and no shares of capital stock of the Company are subject to, nor have any been issued in violation of, preemptive or similar rights. All issuances, sales, and repurchases by the Company of shares of its capital stock have been effected in compliance with all Applicable Laws, including without limitation applicable federal and state securities laws. The Preferred Stock constitutes (and at the Closing will constitute) all the outstanding shares of preferred stock of the Company. As of the date hereof, an aggregate of 660,000 shares of Common Stock of the Company are reserved for issuance and are issuable upon the exercise of outstanding stock options granted under the Company's stock option plans; furthermore, an aggregate of 275,000 shares of Common Stock of the Company are reserved for issuance and are issuable upon the exercise of outstanding warrants (subject to certain anti-dilution provisions applicable thereto). Except as disclosed above in this Section and in connection with the transactions contemplated by this Agreement, there are (and as of the Closing Date there will be) outstanding (i) no shares of capital stock or other voting securities of the Company, (ii) no securities of the Company convertible into or exchangeable for shares of capital stock or other voting securities of the Company, (iii) no options or other rights to acquire from the Company, and no obligation of the Company to issue or sell, any shares of capital stock or other voting securities of the Company or any securities of the Company convertible into or exchangeable for such capital stock or voting securities, and (iv) no equity equivalents, interests in the ownership or earnings, or other similar rights of or with respect to the Company. Other than regarding the Shares or as disclosed on Schedule 3.4, there are (and as of the Closing Date there will be) no outstanding obligations of the Company or any Subsidiary to repurchase, redeem, or otherwise acquire any of the foregoing shares, securities, options, equity equivalents, interests, or rights.

3.5 Authority Relative to This Agreement. The Company has full corporate power and corporate authority to execute, deliver, and perform this Agreement and the Ancillary Documents to which it is a party and to consummate the transactions contemplated hereby and thereby. The execution, delivery, and performance by the Company of this Agreement and the Ancillary Documents to which it is a party, and the consummation by it of the transactions contemplated hereby and thereby, have been duly authorized by all necessary corporate action of the Company. This Agreement has been duly executed and delivered by the Company and constitutes, and each Ancillary Document executed or to be executed by the Company has been, or when executed will be, duly executed and delivered by the Company and constitute, or when executed and delivered will constitute, valid and legally binding obligations of the Company, enforceable against the Company in accordance with their respective terms, except that such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium, and similar laws affecting creditors' rights generally and (ii) equitable principles which may limit the availability of certain equitable remedies (such as specific performance) in certain instances.

3.6 Noncontravention. The execution, delivery, and performance by the Company of this Agreement and the Ancillary Documents to which it is a party and the consummation by it of the transactions contemplated hereby and thereby do not and will not (i) conflict with or result in a violation of any provision of the charter or bylaws or other governing instruments of the Company or any Subsidiary, (ii) conflict with or result in a violation of any provision of, or constitute (with or without the giving of notice or the passage of time or both) a default under, or give rise (with or without the giving of notice or the passage of time or both) to any right of termination, cancellation, or acceleration under, or require any consent, approval, authorization or waiver of, or notice to, any party to, any bond, debenture, note, mortgage, indenture, lease, contract, agreement, or other instrument or obligation to which the Company or any Subsidiary is a party or by which the Company or any Subsidiary or any of their respective properties may be bound or any Permit held by the Company or any Subsidiary, (iii) result in the creation or imposition of any Encumbrance upon the properties of the Company or any Subsidiary, or (iv) assuming compliance with the matters referred to in Section 3.7, violate any Applicable Law binding upon the Company or any Subsidiary, except, in the case of clauses (ii), (iii) and (iv) above, for any such conflicts, violations, defaults, terminations, cancellations, accelerations, or Encumbrances which would not, individually or in the aggregate, have a Material Adverse Effect on the Company, and except, in the case of clause (ii) above, for
(A) such consents, approvals, authorizations, and waivers that have been obtained and are unconditional and in full force and effect and such notices that have been duly given and (B) such consents, approvals, authorizations, waivers, and notices that are disclosed on Schedule 3.6 or otherwise expressly contemplated by the Ancillary Documents.

3.7 Governmental Approvals. No consent, approval, order, or authorization of, or declaration, filing, or registration with, any Governmental Entity is required to be obtained or made by the Company or any Subsidiary in connection with the execution, delivery, or performance by the Company of this Agreement and the Ancillary Documents to which it is a party or the consummation by it of the transactions contemplated hereby or thereby, other than as set forth on
Schedule 3.7.

3.8     Subsidiaries.

     (a) The Company does not own, directly or indirectly, any capital stock of, or other equity interest in, any corporation or have any direct or indirect equity or ownership interest in any other person, other than the Subsidiaries.
Schedule 3.8 lists each Subsidiary, the jurisdiction of incorporation of each Subsidiary, and the authorized and outstanding capital stock of each Subsidiary. Each Subsidiary is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.
As detailed on Schedule 3.8, each Subsidiary is duly qualified or licensed to do business as a foreign corporation and is in good standing in each of the jurisdictions in which it owns, leases, or operates property or in which such qualification or licensing is required for the conduct of its business. Each Subsidiary has all requisite corporate power and corporate authority to own, lease, and operate its properties and to carry on its business as now being conducted. No actions or proceedings to dissolve any Subsidiary are pending, or to the knowledge of the Company, threatened.

     (b) Except as otherwise indicated on Schedule 3.8, all the outstanding capital stock or other equity interests of each Subsidiary are owned directly or indirectly by the Company, free and clear of all Encumbrances. All outstanding shares of capital stock of each Subsidiary have been validly issued and are fully paid and nonassessable. No shares of capital stock or other equity interests of any Subsidiary are subject to, nor have any been issued in violation of, preemptive or similar rights.

     (c) Except as set forth on Schedule 3.8, there are (and as of the Closing Date there will be) outstanding (i) no shares of capital stock or other voting securities of any Subsidiary, (ii) no securities of the Company or any Subsidiary convertible into or exchangeable for shares of capital stock or other voting securities of any Subsidiary, (iii) no options or other rights to acquire from the Company or any Subsidiary, and no obligation of the Company or any Subsidiary to issue or sell, any shares of capital stock or other voting securities of any Subsidiary or any securities convertible into or exchangeable for such capital stock or voting securities, and (iv) no equity equivalents, interests in the ownership or earnings, or other similar rights of or with respect to any Subsidiary. There are (and as of the Closing Date there will be) no outstanding obligations of the Company or any Subsidiary to repurchase, redeem, or otherwise acquire any of the foregoing shares, securities, options, equity equivalents, interests, or rights.

3.9 Shares. The Shares to be issued by the Company at the Closing have been duly authorized for such issuance. When issued and delivered by the Company in accordance with the provisions of this Agreement, the Shares will be validly issued, fully paid, and nonassessable. The issuance of the Shares pursuant to this Agreement is not subject to any preemptive or similar rights. When issued, the shares of Common Stock listed on Schedule 1.1 will in the aggregate represent 40% of the issued and outstanding shares of capital stock of the Company, on a fully-diluted basis reflecting all shares issuable upon the exercise of all outstanding rights to acquire shares of the Company's capital stock (including after giving effect to the transactions contemplated hereby).

3.10 SEC Filings. Except as previously disclosed to Buyers, the Company is current in its obligations to file all periodic reports and proxy statements with the Securities and Exchange Commission required to be filed under the Exchange Act. Except as previously disclosed to Buyers, the Company's Annual Report on Form-10KSB for the fiscal year ended December 31, 1998, Report on Form 8-K filed on February 26, 1999, Information Statement on Schedule 14C filed on March 9, 1999 and Report on Form 8-K/A filed on May 3, 1999 (collectively, the "SEC Documents") are all of the documents the Company was required to file with the Securities and Exchange Commission since January 1, 1999. As of their respective dates, the SEC Documents complied as to form in all material respects with the requirements of the Exchange Act and the rules and regulations of the Securities and Exchange Commission thereunder applicable to such SEC Documents. The SEC Documents do not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of circumstances then existing. The audited consolidated financial statements and unaudited consolidated interim financial statements, if any, of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and with the published rules and regulations of the Securities and Exchange Commission with respect thereto; present fairly in all material respects, in conformity with GAAP applied on a consistent basis, the consolidated financial position of the Company as of the dates thereof and its consolidated results of operations and changes in financial position for the periods then ended (subject to normal year-end adjustments in the case of any unaudited interim financial statements and the fact that certain information and notes have been condensed or omitted in accordance with the Exchange Act and the rules promulgated thereunder); and are in all material respects in accordance with the books of account and records of the Company and the Subsidiaries. There are no material liabilities of the Company or any Subsidiary (contingent or otherwise), other than as disclosed in the SEC Documents and the financial statements included therein.

3.11     Absence of Certain Changes.   Except as disclosed in the SEC Documents
or on Schedule 3.11, since January 1, 1999: (i) there has not been any change, development, or effect, individually or in the aggregate, that has had, or might reasonably be expected to have, a Material Adverse Effect on the Company or a Subsidiary; (ii) the businesses of the Company and the Subsidiaries have been conducted only in the ordinary course consistent with past practice;
(iii) neither the Company nor any Subsidiary has incurred any material liability, engaged in any material transaction, or entered into any material agreement outside the ordinary course of business consistent with past practice;
(iv) neither the Company nor any Subsidiary has suffered any material loss, damage, destruction, or other casualty to any of its assets (whether or not covered by insurance); and (v) neither the Company nor any Subsidiary has taken any of the actions set forth in Section 5.2 except as permitted thereunder.

3.12     Tax Matters.  Except as disclosed on Schedule 3.12:

     (a) except in each case as could not be reasonably expected to have a Material Adverse Effect, all Tax Returns have been or will be timely filed by the Company and the Subsidiaries when due in accordance with all applicable laws; all Taxes shown on such Tax Returns have been or will be timely paid when due; such Tax Returns have been properly completed in compliance with all applicable laws and regulations and completely and accurately reflect the facts regarding the income, expenses, properties, business and operations required to be shown thereon; such Tax Returns are not subject to penalties under Section 6662 of the Code (or any corresponding provision of state, local or foreign tax law);

     (b) the Company and the Subsidiaries have paid all Taxes required to be paid by them in all material respects (whether or not shown on a Tax Return) or for which they could be liable (provided that it shall not be considered a breach of this representation if it is ultimately determined that additional Tax payments are due but such assessment is based on an adjustment to a return or position, if such party has a reasonable basis for the position taken with respect to such Taxes), whether to taxing authorities or to other persons under Tax allocation agreements or otherwise, and the charges, accruals, and reserves for Taxes due, or accrued but not yet due, relating to their income, properties, transactions or operations as reflected on their books (including, without limitation, the balance sheet included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998) are adequate to cover such Taxes;

     (c) there are no agreements or consents currently in effect for the extension or waiver of the time (i) to file any Tax Return or (ii) for assessment or collection of any Taxes relating to the income, properties or operations of the Company or the Subsidiaries, nor has the Company or a Subsidiary been requested to enter into any such agreement or consent; and

     (d) there are no liens for Taxes (other than for current Taxes not yet due and payable) upon the assets of the Company or the Subsidiaries.

3.13 Compliance With Laws. Except as disclosed on Schedule 3.13, the Company and the Subsidiaries have complied in all material respects with all Applicable Laws (including without limitation Applicable Laws relating to securities, properties, business products and services, manufacturing processes, advertising and sales practices, employment practices, terms and conditions of employment, wages and hours, safety, occupational safety, health, environmental protection, product safety, and civil rights). Neither the Company nor any Subsidiary has received any written notice, which has not been dismissed or otherwise disposed of, that the Company or any Subsidiary has not so complied. Neither the Company nor any Subsidiary is charged or, to the best knowledge of the Company, threatened with, or, to the best knowledge of the Company, under investigation with respect to, any violation of any Applicable Law relating to any aspect of the business of the Company or any Subsidiary.

3.14 Legal Proceedings. There are no Proceedings pending or, to the best knowledge of the Company, threatened against or involving the Company or any Subsidiary (or any of their respective directors or officers in connection with the business or affairs of the Company or any Subsidiary) or any properties or rights of the Company or any Subsidiary, except (i) as disclosed on Schedule 3.14, (ii) for any Proceedings that pertain to routine claims by persons other than Governmental Entities that are fully covered by insurance (subject to applicable insurance deductibles), (iii) for minor product or service warranty claims arising in the usual and ordinary course of business which in the aggregate may be satisfied at nominal cost to the Company, and (iv) for Proceedings which, individually or in the aggregate, if prosecuted to judgment, would not have a Material Adverse Effect on the Company. Except as disclosed on
Schedule 3.14, any and all potential liability of the Company and the Subsidiaries under such Proceedings is adequately covered (except for standard deductible amounts) by the existing insurance maintained by the Company and the Subsidiaries. Neither the Company nor any Subsidiary is subject to any judgment, order, writ, injunction, or decree of any Governmental Entity which has had or is reasonably likely to have a Material Adverse Effect on the Company. There are no Proceedings pending or, to the best knowledge of the Company, threatened seeking to restrain, prohibit, or obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

3.15 Permits. The Company and the Subsidiaries hold all Permits necessary or required for the conduct of the business of the Company and the Subsidiaries as currently conducted, except where the failure to hold such Permits could not reasonably be expected to have a Material Adverse Effect. Each of such Permits is in full force and effect, the Company or such Subsidiary is in compliance with all its obligations with respect thereto, and, to the best knowledge of the Company, no event has occurred which permits, or with or without the giving of notice or the passage of time or both would permit, the revocation or termination of any thereof. Except as disclosed on Schedule 3.15, no notice has been issued by any Governmental Entity and no Proceeding is pending or, to the best knowledge of the Company, threatened with respect to any alleged failure by the Company or a Subsidiary to have any Permit the absence of which would have a Material Adverse Effect on the Company.

3.16      Agreements.

     (a) Set forth on Schedule 3.16 is a list of all the following agreements, arrangements, and understandings (written or oral, formal or informal) (collectively, for purposes of this Section, "agreements") to which the Company or any Subsidiary is a party or by which the Company or any Subsidiary or any of their respective properties is otherwise bound:

        (i) collective bargaining agreements and similar agreements with employees as a group;

        (ii) employee benefit agreements, trusts, plans, funds, or other arrangements of any nature, including those referred to in Section 5.2(e)(i);

        (iii) agreements with any current or former shareholder, director, officer, employee, consultant, or advisor or any affiliate of any such person;

        (iv) agreements between or among the Company and any of the Subsidiaries;

        (v) indentures, mortgages, security agreements, notes, loan or credit agreements, or other agreements relating to the borrowing of money by the Company or any Subsidiary or to the direct or indirect guarantee or assumption by the Company or any Subsidiary of any obligation of others, including any agreement (other than trade payables incurred in the ordinary course of business) that has the economic effect although not the legal form of any of the foregoing;

        (vi) agreements relating to the acquisition or disposition of assets, other than those entered into in the ordinary course of business consistent with past practice;

        (vii) agreements relating to the acquisition or disposition of any interest in any business enterprise;

        (viii) agreements containing any covenant limiting the freedom of the Company or any Subsidiary to engage in any line of business or compete with any other person in any geographic area or during any period of time;

        (ix)     joint venture agreements;

        (x) contracts and other agreements under which the Company or any Subsidiary agrees to indemnify any party; and

        (xi) other agreements, whether or not made in the ordinary course of business, that are material to the business, assets, results of operations, condition (financial or otherwise), or prospects of the Company and the Subsidiaries considered as a whole.

     (b) The Company has made available to Buyers accurate and complete copies of the agreements listed on Schedule 3.16. Each of such agreements is a valid and binding agreement of the Company and the Subsidiaries (to the extent each is a party thereto) and (to the best knowledge of the Company) the other party or parties thereto, enforceable against the Company and the Subsidiaries (to the extent each is a party thereto) and (to the best knowledge of the Company) such other party or parties in accordance with its terms. Neither the Company nor any Subsidiary is in breach of or in default under, nor has any event occurred which (with or without the giving of notice or the passage of time or both) would constitute a default by the Company or any Subsidiary under, any of such agreements, and neither the Company nor any Subsidiary has received any notice from, or given any notice to, any other party indicating that the Company or any Subsidiary is in breach of or in default under any of such agreements, except in each case which could not be reasonably expected to have a Material Adverse Effect. To the best knowledge of the Company, no other party to any of such agreements is in breach of or in default under such agreements, nor has any assertion been made by the Company or any Subsidiary of any such breach or default.

     (c) Neither the Company nor any Subsidiary has received notice of any plan or intention of any other party to any material agreement to exercise any right of offset with respect to, or any right to cancel or terminate, any material agreement. Neither the Company nor any Subsidiary currently contemplates, or has reason to believe any other person currently contemplates, any amendment or change to any agreement, which amendment or change could have a Material Adverse Effect on the Company.

3.17 ERISA. Other than a group health plan and a 401(k) plan, there is no "employee benefit plan", as defined in Section 3(3) of ERISA, (i) which is subject to any provision of ERISA, (ii) which is, or is required to be, maintained, administered, or contributed to by the Company or any affiliate of the Company, and (iii) which covers any employee or former employee of the Company or any affiliate of the Company or under which the Company or any affiliate of the Company has any liability. For purposes of this Section only, an "affiliate" of any person means any other person which, together with such person, would be treated as a single employer under
Section 414 of the Code.

3.18      Environmental Matters .

     (a)      Except as disclosed on Schedule 3.18:

     (i) the properties, operations, and activities of the Company and the Subsidiaries comply with all Applicable Environmental Laws (as defined below), except for noncompliance that could not reasonably be expected to have a Material Adverse Effect;

     (ii) the Company and the Subsidiaries and the properties, operations, and activities of the Company and the Subsidiaries are not subject to any existing, pending, or, to the best knowledge of the Company, threatened Proceeding under, or to any remedial obligations under, any Applicable Environmental Laws that could reasonably be expected to have a Material Adverse Effect;

     (iii) all Permits, if any, required to be obtained by the Company or any Subsidiary under any Applicable Environmental Laws in connection with any aspect of the business of the Company or the Subsidiaries, including without limitation those relating to the treatment, storage, disposal, or release of a hazardous material (as defined below), have been duly obtained and are in full force and effect, and the Company and the Subsidiaries are in compliance with the material terms and conditions of all such Permits;

    (iv) the Company and the Subsidiaries have satisfied and are currently in compliance with all financial responsibility requirements applicable to their respective operations and imposed by any Governmental Entity under any Applicable Environmental Laws, and the Company and the Subsidiaries have not received any notice of noncompliance with any such financial responsibility requirements;

     (v) to the best knowledge of the Company, there are no physical or environmental conditions existing on any property owned or leased by the Company or any Subsidiary or resulting from the Company's or any Subsidiary's operations or activities, past or present, at any location, that would give rise to any on-site or off-site remedial obligations under any Applicable Environmental Laws, other than normal and ordinary remedial work associated with plugging and abandoning of oil and gas facilities;

     (vi) to the best knowledge of the Company, since the effective date of the relative requirements of Applicable Environmental Laws, all hazardous materials generated by the Company or any Subsidiary or used in connection with their respective properties, operations, or activities have been transported only by carriers authorized under Applicable Environmental Laws to transport such materials, and have been disposed of only at treatment, storage, and disposal facilities authorized under Applicable Environmental Laws to treat, store, or dispose of such materials, and, to the best knowledge of the Company, such carriers and facilities, at the time of such transportation or disposal, were operating in compliance with such authorizations and were not the subject of any existing, pending, or threatened Proceeding in connection with any Applicable Environmental Laws;

     (vii) since the effective date of the relative requirements of Applicable Environmental Laws, there has been no exposure of any person or property to hazardous materials, nor has there been any release of hazardous materials into the environment in violation of any Applicable Environmental Laws, by the Company or any Subsidiary or in connection with their respective properties, operations, or activities that could reasonably be expected to give rise to any claim for damages or compensation that could reasonably be expected to have a Material Adverse Effect; and

     (viii) the Company and the Subsidiaries shall make available to Buyers all internal and external environmental audits and studies and all correspondence on substantial environmental matters in the possession of the Company and the Subsidiaries relating to any of the current or former properties, operations, or activities of the Company and the Subsidiaries, provided that the Company and the Subsidiaries shall not be required to make available any such audits, studies, or correspondence that may be subject to the attorney-client privilege or similar privilege.

     (b) For purposes of this Agreement, "Applicable Environmental Laws" means any and all Applicable Laws pertaining to health, safety, or the environment in effect (currently or hereafter) in any and all jurisdictions in which the Company or the Subsidiaries have conducted operations or activities or owned or leased property, including, without limitation, the Clean Air Act, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Rivers and Harbors Act of 1899, as amended, the Federal Water Pollution Control Act, as amended, the Occupational Safety and Health Act of 1970, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Safe Drinking Water Act, as amended, the Toxic Substances Control Act, as amended, the Superfund Amendments and Reauthorization Act of 1986, as amended, the Hazardous Materials Transportation Act, as amended, the Texas Water Code, the Texas Solid Waste Disposal Act, and other environmental conservation or protection laws. For purposes of this Agreement, the term "hazardous material" means any substance which is listed or defined as a hazardous substance, hazardous constituent, or solid waste pursuant to any Applicable Environmental Laws.

     (c) The representations and warranties contained in this Section would continue to be true and correct following disclosure to the applicable Governmental Entities of all relevant facts, conditions, and circumstances known to the Company, if any, pertaining to the properties, operations, and activities of the Company and the Subsidiaries.

3.19     Oil and Gas Properties.

     (a) Each of the Company and the Subsidiaries has good and marketable title to all of its material oil and gas properties and assets, free and clear of all liens other than as disclosed in Schedule 3.19; provided, that no representation or warranty is made with respect to any oil, gas or mineral property or interest to which no proved oil or gas reserves are properly attributed. All proceeds from the sale of each the Company's and the Subsidiaries' share of the hydrocarbons being produced from its oil and gas properties are currently being paid in full to such party by the purchasers thereof on a timely basis and none of such proceeds are currently being held in suspense by such purchaser or any other party.

     (b) The Company has delivered to Buyers a copy of the reserve report (the "Reserve Report") dated as of January 1, 1999, prepared by T.J. Smith and Company, Inc., independent reserve engineers (the "Reserve Engineers"), relating to the oil and gas reserves of the Company and the Subsidiaries. The factual information underlying the estimates of the reserves of the Company and the Subsidiaries, which was supplied by the Company to the Reserve Engineers for the purpose of preparing the Reserve Report, including, without limitation, production, volumes, sales prices for production, contractual pricing provisions under oil or gas sales or marketing contracts under hedging arrangements, costs of operations and development, and working interest and net revenue information relating to the Company's and the Subsidiaries' ownership interests in properties, was true and correct in all material respects on the date of such Reserve Report; the estimates of future capital expenditures and other future exploration and development costs supplied to the Reserve Engineers were prepared in good faith and with a reasonable basis; the information provided to the Reserve Engineers for purposes of preparing the Reserve Report was prepared in accordance with customary industry practices; the Reserve Engineers were, as of the date of the Reserve Report prepared by it, and are, as of the date hereof, independent petroleum engineers with respect to the Company and the Subsidiaries; other than normal production of the reserves and intervening oil and gas price fluctuations, the Company is not as of the date hereof and as of the Closing Date will not be, aware of any facts or circumstances that would result in a materially adverse change in the reserves in the aggregate, or the aggregate present value of future net cash flows therefrom, as described in the Reserve Report; estimates of such reserves and the present value of the future net cash flows therefrom in the Reserve Report comply in all material respects to the applicable requirements of Regulation S-X and Industry Guide 2 under the Securities Act.

3.20 Nature of Company Assets. The assets of the Company and of the Subsidiaries consist solely of (i) reserves of oil, rights to reserves of oil and associated exploration and production assets with a fair market value not exceeding $500 million and (ii) other assets with a fair market value not exceeding $15 million. For purposes of this Section 3.20, the term "associated exploration and production assets" shall have the meaning ascribed thereto in Section 802.3 of the Rules promulgated pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

3.21 Marketing of Production. Except for contracts listed on Schedule 3.21 (with respect to all of which contracts the Company represents that it or its affiliates are receiving a price for all production sold thereunder which is computed in accordance with the terms of the relevant contract and are not having deliveries curtailed substantially below the subject property's delivery capacity), there exist no material agreements for the sale of production from the leasehold and other interests in oil, gas and other mineral properties owned, or otherwise held in the name of, the Company or its affiliates (collectively, the "Oil and Gas Properties") (including without limitation, calls on, or other rights to purchase, production, whether or not the same are currently being exercised) other than (i) agreements or arrangements pertaining to the sale of production at a price equal to or greater than a price that is the market price from time to time existing in the areas where the Oil and Gas Properties subject to such agreement or arrangement are located, and (ii) agreements or arrangements that are cancelable on 90 days notice or less without penalty or detriment.

3.22 Material Personal Property. All pipelines, wells, gas processing plants, platforms and other material improvements, fixtures and equipment owned in whole or in part by the Company or any of its affiliates that are necessary to conduct normal operations are being maintained in a state adequate to conduct normal operations, and with respect to such of the foregoing which are operated by the Company or any of its affiliates, in a manner consistent with the Company's or its affiliates' past practices.

3.23 Intellectual Property. The Company and its affiliates either own or have valid licenses or other rights to use all patents, copyrights, trademarks, software, databases, geological data, geophysical data, engineering data, maps, interpretations and other technical information used in their businesses as presently conducted, subject to the limitations contained in the agreements governing the use of the same, which limitations are customary for companies engaged in the business of the exploration and production of oil, gas, condensate and other hydrocarbons, with such exceptions as would not result in a Material Adverse Effect on the Company. There are no limitations contained in the agreements of the type described in the immediately preceding sentence which, upon consummation of the transactions contemplated by this Agreement, will alter or impair any such rights, breach any such agreement with any third party vendor, or require payments of additional sums thereunder, except any such limitations that would not have a Material Adverse Effect on the Company. The Company and its affiliates are in compliance in all material respects with such licenses and agreements and there are no pending or, to the best knowledge of the Company, threatened Proceedings challenging or questioning the validity or effectiveness of any license or agreement relating to such property or the right of the Company or any affiliate to use, copy, modify or distribute the same.

3.24 Brokerage Fees. Neither the Company nor any of its affiliates has retained any financial advisor, broker, agent, or finder or paid or agreed to pay any financial advisor, broker, agent, or finder on account of this Agreement or any transaction contemplated hereby. The Company shall indemnify and hold harmless Buyers from and against any and all losses, claims, damages, and liabilities (including legal and other expenses reasonably incurred in connection with investigating or defending any claims or actions) with respect to any finder's fee, brokerage commission, or similar payment in connection with any transaction contemplated hereby asserted by any person on the basis of any act or statement made or alleged to have been made by the Company or any of its affiliates.

3.25 Disclosure. No representation or warranty made by the Company in this Agreement, and no statement of the Company contained in any document, certificate, or other writing furnished or to be furnished by the Company pursuant hereto or in connection herewith, contains or will contain, at the time of delivery, any untrue statement of a material fact or omits or will omit, at the time of delivery, to state any material fact necessary in order to make the statements contained therein, in light of the circumstances under which they are made, not misleading. The Company knows of no matter (other than matters of a general economic character, including commodity prices, not relating solely to the Company or any Subsidiary in any specific manner) which has not been disclosed to Buyers pursuant to this Agreement which has or is reasonably likely to have a Material Adverse Effect on the Company. The Company has delivered or made available to Buyers accurate and complete copies of all agreements, documents, and other writings referred to or listed in this
Article III or any Schedule hereto.

3.26 Representations and Warranties on Closing Date. The representations and warranties made in this Article III will be true and correct in all material respects on and as of the Closing Date with the same force and effect as if such representations and warranties had been made on and as of the Closing Date, except that any such representations and warranties which expressly relate only to an earlier date shall be true and correct on the Closing Date as of such earlier date.


                              ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES OF BUYERS

     Each Buyer, only with respect to itself, represents and warrants to the Company that:

4.1 Organization and Formation. Each corporate Buyer is duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and corporate authority to own, lease, and operate its properties and to carry on its business as now being conducted. Each partnership Buyer is duly formed and is in good standing (as applicable) under the laws of the jurisdiction of its formation.
No actions or proceedings to dissolve any Buyer are pending or, to the best knowledge of Buyers, threatened.

4.2 Authority Relative to This Agreement. Each Buyer has full power and authority to execute, deliver, and perform this Agreement and the Ancillary Documents to which it is a party and to consummate the transactions contemplated hereby and thereby. The execution, delivery, and performance by Buyers of this Agreement and the Ancillary Documents to which they are parties, and the consummation by them of the transactions contemplated hereby and thereby, have been duly authorized by all necessary corporate or partnership action, as applicable, of Buyers. This Agreement has been duly executed and delivered by Buyers and constitutes, and each Ancillary Document executed or to be executed by Buyers has been, or when executed will be, duly executed and delivered by each Buyer and constitute, or when executed and delivered will constitute, valid and legally binding obligations of each Buyer, enforceable against each Buyer in accordance with their respective terms, except that such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium, and similar laws affecting creditors' rights generally and (ii) equitable principles which may limit the availability of certain equitable remedies (such as specific performance) in certain instances.

4.3 Noncontravention. The execution, delivery, and performance by Buyers of this Agreement and the Ancillary Documents to which they are parties and the consummation by them of the transactions contemplated hereby and thereby do not and will not (i) conflict with or result in a violation of any provision of the charter or bylaws (or other governing documents), as applicable, of Buyers, (ii) conflict with or result in a violation of any provision of, or constitute (with or without the giving of notice or the passage of time or both) a default under, or give rise (with or without the giving of notice or the passage of time or both) to any right of termination, cancellation, or acceleration under, or require any consent, approval, authorization, or waiver of any party to, any bond, debenture, note, mortgage, indenture, lease, contract, agreement, or other instrument or obligation to which any Buyer is a party or by which any Buyer or any of its properties may be bound or any Permit held by a Buyer, (iii) result in the creation or imposition of any Encumbrance upon the properties of Buyers, or (iv) violate any Applicable Law binding upon Buyers, except, in the case of clauses
(ii), (iii), and (iv) above, for any such conflicts, violations, defaults, terminations, cancellations, accelerations, or Encumbrances which would not, individually or in the aggregate, have a Material Adverse Effect on such Buyer or on the ability of such Buyer to consummate the transactions contemplated hereby.

4.4 Governmental Approvals. No consent, approval, order, or authorization of, or declaration, filing, or registration with, any Governmental Entity is required to be obtained or made by any Buyer in connection with the execution, delivery, or performance by Buyers of this Agreement and the Ancillary Documents to which they are parties or the consummation by them of the transactions contemplated hereby or thereby, other than as set forth on
Schedule 4.4 or in the Small Business Sideletter (defined in Section 6.17 hereof).

4.5 Financing. Each Buyer has, and at the Closing will have, such funds as are necessary for the consummation by it of the transactions contemplated hereby.

4.6 Disclosure of Information. Buyers represent that they have had an opportunity to ask questions of and receive answers from the Company regarding the Company and its business, assets, results of operation, and financial condition and the terms and conditions of the issuance of the Shares. Each Buyer further represents that it has access to all filings duly made by the Company with the Securities and Exchange Commission since January 1, 1998. The foregoing, however, shall not limit or modify the representations and warranties of the Company in Article III, shall not limit the rights of Buyers prior to and in anticipation of any issuance of the Shares pursuant hereto, and shall not limit the disclosure requirements of applicable federal and state securities laws.

4.7 Investment Experience. Each Buyer acknowledges that it can bear the economic risk of its investment in the Shares, and has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of an investment in the Shares.

4.8 Restricted Securities. Each Buyer understands that the Shares will not have been registered pursuant to the Securities Act or any applicable state securities laws, that the Shares will be characterized as "restricted securities" under federal securities laws, and that under such laws and applicable regulations the Shares cannot be sold or otherwise disposed of without registration under the Securities Act or an exemption therefrom. In this connection, each Buyer represents that it is familiar with Rule 144 promulgated under the Securities Act, as currently in effect, and understands the resale limitations imposed thereby and by the Securities Act.
Appropriate stop transfer instructions may be issued to the transfer agent for securities of the Company (or a notation may be made in the appropriate records of the Company) in connection with the Shares.

4.9 Legend. It is agreed and understood by Buyers that the certificates representing the Shares shall each conspicuously set forth on the face or back thereof, in addition to any legends required by Applicable Law or other agreement, a legend in substantially the following form:

          THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED PURSUANT TO THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. SUCH SHARES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED UNLESS THEY ARE FIRST REGISTERED PURSUANT TO THAT ACT AND APPLICABLE STATE SECURITIES LAWS OR UNLESS THE CORPORATION RECEIVES A WRITTEN OPINION OF COUNSEL, WHICH OPINION AND COUNSEL ARE SATISFACTORY TO THE
          CORPORATION, TO THE EFFECT THAT SUCH REGISTRATION IS NOT
          REQUIRED.

4.10 Accredited Investor; Investment Intent. Each Buyer is an accredited investor as defined in Regulation D under the Securities Act. Each Buyer is acquiring its portion of the Shares for its own account for investment and not with a view to, or for sale or other disposition in connection with, any distribution of all or any part thereof, except in compliance with applicable federal and state securities laws.

4.11 Legal Proceedings. There are no Proceedings pending or, to the best knowledge of Buyers, threatened seeking to restrain, prohibit, or obtain damages or other relief in connection with this Agreement or the transactions contemplated hereby.

4.12 Brokerage Fees. No Buyer nor any of Buyers' affiliates has retained any financial advisor, broker, agent, or finder or paid or agreed to pay any financial advisor, broker, agent, or finder on account of this Agreement or any transaction contemplated hereby. Buyers shall indemnify and hold harmless the Company from and against any and all losses, claims, damages, and liabilities (including legal and other expenses reasonably incurred in connection with investigating or defending any claims or actions) with respect to any finder's fee, brokerage commission, or similar payment in connection with any transaction contemplated hereby asserted by any person on the basis of any act or statement made or alleged to have been made by Buyers or any of their affiliates.

4.13 Disclosure. No representation or warranty made by Buyers in this Agreement, and no statement of Buyers contained in any document, certificate, or other writing furnished or to be furnished by Buyers pursuant hereto or in connection herewith, contains or will contain, at the time of delivery, any untrue statement of a material fact or omits, or will omit, at the time of delivery, to state any material fact necessary in order to make the statements contained therein, in the light of the circumstances under which they are made, not misleading.

4.14 Representations and Warranties on Closing Date. The representations and warranties made in this Article IV will be true and correct in all material respects on and as of the Closing Date with the same force and effect as if such representations and warranties had been made on and as of the Closing Date, except that any such representations and warranties which expressly relate only to an earlier date shall be true and correct on the Closing Date as of such earlier date.



                                 ARTICLE V

                     CONDUCT OF COMPANY PENDING CLOSING

     The Company hereby covenants and agrees with Buyers as follows:

5.1 Conduct and Preservation of Business. Except as expressly provided in this Agreement, during the period from the date hereof to the Closing, the Company and the Subsidiaries (i) shall each conduct its operations according to its ordinary course of business consistent with past practice and in compliance with all Applicable Laws; (ii) shall each use its reasonable best efforts to preserve, maintain, and protect its properties; and (iii) shall each use its reasonable best efforts to preserve intact its business organization, to keep available the services of its officers and employees, and to maintain existing relationships with licensors, licensees, suppliers, contractors, distributors, customers, and others having business relationships with it.

5.2 Restrictions on Certain Actions. Without limiting the generality of the foregoing, and except as otherwise expressly provided in this Agreement, prior to the Closing, neither the Company nor any Subsidiary shall, without the prior written consent of Buyer:

     (a)     amend its charter or bylaws;

     (b) (i) issue, sell, or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase, or otherwise) any shares of its capital stock of any class or any other securities or equity equivalents; or (ii) amend in any respect any of the terms of any such securities outstanding as of the date hereof;

     (c)     (i) split, combine, or reclassify any shares of its capital stock;
(ii) declare, set aside, or pay any dividend or other distribution (whether in cash, stock, or property or any combination thereof) in respect of its capital stock; (iii) repurchase, redeem, or otherwise acquire any of its securities or any securities of any Subsidiary; or (iv) adopt a plan of complete or partial liquidation or resolutions providing for or authorizing a liquidation, dissolution, merger, consolidation, conversion, restructuring, recapitalization, or other reorganization of the Company or any Subsidiary;

     (d) (i) except in the ordinary course of business consistent with past practice, create, incur, guarantee, or assume any indebtedness for borrowed money or otherwise become liable or responsible for the obligations of any other person; (ii) make any loans, advances, or capital contributions to, or investments in, any other person (other than to wholly owned Subsidiaries);
(iii) pledge or otherwise encumber shares of capital stock of the Company or any Subsidiary; or (iv) except in the ordinary course of business consistent with past practice, mortgage or pledge any of its assets, tangible or intangible, or create or suffer to exist any lien thereupon; provided, however, that in no event shall the Company and the Subsidiaries (A) incur incremental indebtedness
in excess of $                             in the aggregate or (B) incur
incremental indebtedness which is not prepayable at any time without penalty or premium;

     (e) (i) enter into, adopt, or (except as may be required by law) amend or terminate any bonus, profit sharing, compensation, severance, termination, stock option, stock appreciation right, restricted stock, performance unit, stock equivalent, stock purchase, pension, retirement, deferred compensation, employment, severance, or other employee benefit agreement, trust, plan, fund, or other arrangement for the benefit or welfare of any director, officer, or employee; (ii) except for normal increases in the ordinary course of business consistent with past practice that, in the aggregate, do not result in a material increase in benefits or compensation expense to the Company, increase in any manner the compensation or fringe benefits of any director, officer, or employee; or (iii) pay to any director, officer, or employee any benefit not required by any employee benefit agreement, trust, plan, fund, or other arrangement as in effect on the date hereof;

     (f) acquire, sell, lease, transfer, or otherwise dispose of, directly or indirectly, any assets outside the ordinary course of business consistent with past practice or any assets that in the aggregate are material to the Company and the Subsidiaries considered as a whole;

     (g) acquire (by merger, consolidation, or acquisition of stock or assets or otherwise) any corporation, partnership, or other business organization or division thereof;

     (h)     make any capital expenditure or expenditures which, individually,
is in excess of $                    or, in the aggregate, are in excess of
$______________;

     (i) amend any Tax Return or make any Tax election or settle or compromise any federal, state, local, or foreign Tax liability material to the Company and the Subsidiaries considered as a whole;

     (j) pay, discharge, or satisfy any claims, liabilities, or obligations (whether accrued, absolute, contingent, unliquidated, or otherwise, and whether asserted or unasserted), other than the payment, discharge, or satisfaction in the ordinary course of business consistent with past practice, or in accordance with their terms, of liabilities reflected or reserved against in the Financial Statements or incurred since January 1, 1999 in the ordinary course of business consistent with past practice; provided, however, that in no event shall the Company or any Subsidiary repay any long-term indebtedness except to the extent required by the terms thereof;

     (k) enter into any lease, contract, agreement, commitment, arrangement, or transaction outside the ordinary course of business consistent with past practice;

     (l) amend, modify, or change in any material respect any existing lease, contract, or agreement, other than in the ordinary course of business consistent with past practice;

     (m) waive, release, grant, or transfer any rights of value, other than in the ordinary course of business consistent with past practice;

     (n) change any of the accounting principles or practices used by it, except for any change required by reason of a concurrent change in generally accepted accounting principles and notice of which is given in writing by the Company to Buyers;

     (o) take any action which would or might make any of the representations or warranties of the Company contained in this Agreement untrue or inaccurate as of any time from the date of this Agreement to the Closing or would or might result in any of the conditions set forth in this Agreement not being satisfied; or

     (p) authorize or propose, or agree in writing or otherwise to take, any of the actions described in this Section.


                               ARTICLE VI

                         ADDITIONAL AGREEMENTS

6.1      Access to Information; Confidentiality.

     (a) Between the date hereof and the Closing, the Company: (i) shall give Buyers and their authorized representatives reasonable access to all employees, all plants, offices, warehouses, and other facilities, and all books and records, including work papers and other materials prepared by the Company's independent public accountants, of the Company and the Subsidiaries, (ii) shall permit Buyers and their authorized representatives to make inspections as they may reasonably require, and (iii) shall cause the Company's officers and those of the Subsidiaries to furnish Buyers and their authorized representatives with such financial and operating data and other information with respect to the Company and the Subsidiaries as Buyers may from time to time reasonably request; provided, however, that no investigation pursuant to this Section shall affect any representation or warranty of the Company contained in this Agreement or in any agreement, instrument, or document delivered pursuant hereto or in connection herewith; and provided further that the Company shall have the right to have a representative present at all times of any such inspections, interviews, and examinations conducted at or on the offices or other facilities or properties of the Company or its affiliates or representatives.

     From time to time following the Closing the Company shall, after receiving not less than two (2) business days' notice from a Buyer, allow such Buyer and its authorized representatives (i) access to all books and records, including work papers and other materials prepared by the Company's independent public accountants, of the Company and the Subsidiaries, (ii) to make inspections of the facilities and assets of the Company and the Subsidiaries, and (iii) to receive other financial and operating data and other information with respect to the Company and the Subsidiaries as such Buyer may from time to time reasonably request. The Company shall have no obligations to a Buyer under the immediately preceding sentence in the event that such Buyer has sold at least fifty percent (50%) of the shares of Common Stock purchased by such Buyer on the Closing Date.

     (b) Buyers agree that all Confidential Information (as defined below) shall be kept confidential by Buyers and shall not be disclosed by Buyers in any manner whatsoever; provided, however, that (i) any of such Confidential Information may be disclosed to such directors, officers, employees, and authorized representatives (including without limitation attorneys, accountants, consultants, bankers, and financial advisors) of Buyers (collectively, for purposes of this Section, "Buyer Representatives") as need to know such information for the purpose of evaluating the transactions contemplated hereby,
(ii) any disclosure of Confidential Information may be made to the extent to which the Company consents in writing, and (iii) Confidential Information may be disclosed by a Buyer or any Buyer Representative to the extent that a Buyer or Buyer Representative is legally compelled to do so, provided that, prior to making such disclosure, such Buyer or Buyer Representative, as the case may be, advises and consults with the Company regarding such disclosure and provided further that such Buyer or Buyer Representative, as the case may be, discloses only that portion of the Confidential Information as is legally required.
Buyers agree that none of the Confidential Information will be used for any purpose other than in connection with the transactions contemplated hereby. The term "Confidential Information," as used herein, means all information (irrespective of the form of communication) obtained by or on behalf of Buyers from the Company or their representatives pursuant to this Section and all similar information obtained from the Company or their representatives by or on behalf of Buyers prior to the date of this Agreement, other than information which (i) was or becomes generally available to the public other than as a result of disclosure by Buyers or any Buyer Representative, (ii) was or becomes available to Buyers on a nonconfidential basis from a person other than the Company or its representatives prior to disclosure to Buyers by the Company or its representatives, or (iii) was or becomes available to Buyers from a source other than the Company and its representatives, provided that such source is not known by Buyers to be bound by a confidentiality agreement with the Company.

6.2 Mandatory Redemption. At the time, if any, that Tim Goff ceases to serve (for a period of 30 consecutive days or more) as the Chief Executive Officer of the Company while any shares of Preferred Stock are held by a Buyer, there shall be a mandatory redemption of the outstanding shares of Preferred Stock held by all Buyers, in accordance with Section 6(a) (or a successor thereto) of the Certificate of Designations establishing the Preferred Stock.

6.3 Third Party Consents. The Company shall use its reasonable best efforts to obtain all consents, approvals, orders, authorizations, and waivers of, and to effect all declarations, filings, and registrations with, all third parties (including Governmental Entities) that are necessary, required, or deemed by Buyers to be desirable to enable the Company to issue the Shares to Buyers as contemplated by this Agreement and to otherwise consummate the transactions contemplated hereby. All costs and expenses of obtaining or effecting any and all of the consents, approvals, orders, authorizations, waivers, declarations, filings, and registrations referred to in this Section shall be borne by the Company.

6.4 Reasonable Best Efforts. Each party hereto agrees that it will not voluntarily undertake any course of action inconsistent with the provisions or intent of this Agreement and will use its reasonable best efforts to take, or cause to be taken, all action and to do, or cause to be done, all things reasonably necessary, proper, or advisable under Applicable Laws to consummate the transactions contemplated by this Agreement, including, without limitation, (i) cooperation in determining whether any consents, approvals, orders, authorizations, waivers, declarations, filings, or registrations of or with any Governmental Entity or third party are required in connection with the consummation of the transactions contemplated hereby; (ii) reasonable best efforts to obtain any such consents, approvals, orders, authorizations, and waivers and to effect any such declarations, filings, and registrations; (iii) reasonable best efforts to cause to be lifted or rescinded any injunction or restraining order or other order adversely affecting the ability of the parties to consummate the transactions contemplated hereby; (iv) reasonable best efforts to defend, and cooperation in defending, all lawsuits or other legal proceedings challenging this Agreement or the consummation of the transactions contemplated hereby; and (v) the execution of any additional instruments necessary to consummate the transactions contemplated hereby.

6.5 Registration Rights Agreement. The Company and Buyers shall enter into an amended and restated registration rights agreement (the "Registration Agreement") at (and subject to the occurrence of) the Closing pursuant to which the Company shall agree to register under the Securities Act securities owned by Buyers. The Registration Agreement shall be in substantially the form set forth as Exhibit 6.5.

6.6 Shareholders' Agreement. The Company and Buyers shall enter into an amended and restated shareholders' agreement (the "Shareholders' Agreement") at (and subject to the occurrence of) the Closing, substantially in the form set forth as Exhibit 6.6.

6.7      Option Plan.   The Company shall adopt an option plan (the "Option
Plan") at (and subject to the occurrence of) the Closing, providing for option grants thereunder to each individual listed on Schedule 6.7(a). The Option Plan shall be in substantially the form set forth as Exhibit 6.7(b). The Company shall submit the Option Plan to its shareholders for approval at its next annual meeting of shareholders.

6.8 Public Announcements. Except as may be required by Applicable Law or this Section 6.8, no Buyer, on the one hand, or the Company, on the other, shall issue any press release or otherwise make any public statement with respect to this Agreement or the transactions contemplated hereby without the prior written consent of the other parties (which consent shall not be unreasonably withheld). Any such press release or public statement required by Applicable Law shall only be made after reasonable notice to the other parties. Upon execution of this Agreement, the Company shall make a press release in the form of Exhibit 6.8 and promptly file a report on Form 8-K with the Securities and Exchange Commission.

6.9 Notice of Litigation. Until the Closing, (i) Buyers, upon learning of the same, shall promptly notify the Company of any Proceeding which is commenced or threatened against a Buyer and which affects this Agreement or the transactions contemplated hereby and (ii) the Company, upon learning of the same, shall promptly notify Buyers of any Proceeding which is commenced or threatened against the Company and which affects this Agreement or the transactions contemplated hereby and any Proceeding which is commenced or threatened against the Company or any Subsidiary and which would have been listed on Schedule 3.14 if such Proceeding had arisen prior to the date hereof.

6.10 Notification of Certain Matters. The Company shall give prompt notice to Buyers of: (i) the occurrence or nonoccurrence of any event the occurrence or nonoccurrence of which would be likely to cause any representation or warranty contained in Article III to be untrue or inaccurate at or prior to the Closing, (ii) any failure of the Company to comply with or satisfy any covenant, condition, or agreement to be complied with or satisfied by the Company hereunder, and (iii) any notice or other communication from any person alleging that the consent or approval of such person is or may be required in connection with the transactions contemplated by this Agreement (other than those consents and approvals indicated as required on Schedule 3.6). Buyers shall give prompt notice to the Company of: (i) the occurrence or nonoccurrence of any event the occurrence or nonoccurrence of which would be likely to cause any representation or warranty contained in Article IV to be untrue or inaccurate at or prior to the Closing, and (ii) any failure of Buyers to comply with or satisfy any covenant, condition, or agreement to be complied with or satisfied by such person hereunder. The delivery of any notice pursuant to this Section shall not be deemed to: (i) modify the representations or warranties hereunder of the party delivering such notice, (ii) modify the conditions set forth in Articles VII and VIII, or (iii) limit or otherwise affect the remedies available hereunder to the party receiving such notice.

6.11 Amendment of Schedules. Each party hereto agrees that, with respect to the representations and warranties of such party contained in this Agreement, such party shall have the continuing obligation until the Closing to supplement or amend promptly the Schedules hereto with respect to any matter hereafter arising or discovered which, if existing or known at the date of this Agreement, would have been required to be set forth or described in the Schedules. For all purposes of this Agreement, including without limitation for purposes of determining whether the conditions set forth in Sections 7.1 and 8.1 have been fulfilled, the Schedules hereto shall be deemed to include only that information contained therein on the date of this Agreement and shall be deemed to exclude all information contained in any supplement or amendment thereto.

6.12      Fees and Expenses.

     (a) The Company shall, promptly after receiving a billing statement regarding same but no earlier than at the closing, pay all reasonable fees and expenses (including without limitation for legal counsel and accounting fees) of Buyers as incurred in connection with the negotiation and preparation of this Agreement and the Ancillary Documents and in connection with the transactions contemplated hereby and thereby.

     (b) The Company shall be responsible for the payment of all of the Company's fees and expenses incurred in connection with this Agreement and the transactions contemplated hereby.

     (c) In addition to the foregoing, at (and conditioned upon) the Closing, the Company shall pay in cash to Buyers a financing fee of One Million Five Hundred Thousand Dollars ($1,500,000), which shall be allocated among the Buyers pro rata in accordance with the number of shares of Preferred Stock purchased hereunder.

6.13 Transfer Taxes. All sales, transfer, filing, recordation, registration, stamp, and similar Taxes and fees arising from or associated with the sale and transfer of the Shares as contemplated hereunder, whether levied on Buyers or the Company, shall be borne by the Company and the Company shall file all necessary documentation with respect to, and make all payments of, such Taxes and fees on a timely basis.

6.14 Certificate of Designations. No later than the Closing, the Company shall file with the Texas Secretary of State a Certificate of Designations in the form of Exhibit 6.14.

6.15 Bylaw Amendment. No later than the Closing, the Company shall duly adopt an amendment to its Bylaws regarding requisite approval of Directors, in the form of Exhibit 6.15.

6.16 Noncompetition Agreement. The Company and Tim J. Goff shall enter into a Confidentiality and Non-Compete Agreement (the "Non-Compete Agreement") at (and subject to the occurrence of) the Closing, substantially in the form set forth as Exhibit 6.16.

6.17     Certain Regulatory Matters.

      (a) Each Buyer agrees to cooperate with the Company in all reasonable respects in complying with the terms and provisions of the letter agreement between the Company and EOS, BACI and SGCP, a copy of which is attached hereto as Exhibit 6.17, regarding small business matters (the "Small Business Sideletter"), including without limitation, voting to approve amending the Company's Articles of Incorporation, the Company's by-laws or this Agreement in a manner reasonably acceptable to the Buyers or any "Regulated Holder" (as defined in the Small Business Sideletter) entitled to make such request pursuant to the Small Business Sideletter in order to remedy a "Regulatory Problem" (as defined in the Small Business Sideletter). Anything contained in this Section 6.17 to the contrary notwithstanding, no Buyer shall be required under this Section 6.17 to take any action that would adversely affect in any material respect such Buyer's rights under this Agreement, the Ancillary Documents, or otherwise as a shareholder of the Company.

      (b) The Company and each Buyer agree not to amend or waive the voting or other provisions of the Company's Articles of Incorporation, the Company's by-laws or this Agreement if such amendment or waiver would cause any "Regulated Holder" to have a "Regulatory Problem" (as such terms are defined in the Small Business Sideletter). Each of EOS, BACI and SGCP agrees to notify the Company as to whether or not it would have any such Regulatory
Problem promptly after such party has notice of such amendment or waiver.

6.18 Survival of Covenants. Except for any covenant or agreement which by its terms expressly terminates as of a specific date or event, the covenants and agreements of the parties hereto contained in this Agreement shall survive the Closing without contractual limitation.


                             ARTICLE VII

              CONDITIONS TO OBLIGATIONS OF THE COMPANY

     The obligations of the Company to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment on or prior to the Closing Date of each of the following conditions:

7.1 Representations and Warranties True. All the representations and warranties of Buyers contained in this Agreement, and in any agreement, instrument, or document delivered pursuant hereto or in connection herewith on or prior to the Closing Date, shall be true and correct in all material respects as of the date made and (having been deemed to have been made again on and as of the Closing Date in the same language) shall be true and correct in all material respects on and as of the Closing Date, except as affected by transactions permitted by this Agreement and except to the extent that any such representation or warranty is made as of a specified date, in which case such representation or warranty shall have been true and correct in all material respects as of such specified date.

7.2 Covenants and Agreements Performed. Buyers shall have performed and complied with in all material respects all covenants and agreements required by this Agreement to be performed or complied with by them on or prior to the Closing Date.

7.3 Certificate. The Company shall have received a certificate executed by each Buyer dated the Closing Date, representing and certifying, in such detail as the Company may reasonably request, that the conditions set forth in Sections 7.1 and 7.2 have been fulfilled and that such Buyer is not in breach of any provision of this Agreement.

7.4 Legal Proceedings. No Proceeding shall, on the Closing Date, be pending or threatened seeking to restrain, prohibit, or obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.


                            ARTICLE VIII

                CONDITIONS TO OBLIGATIONS OF BUYERS

     The obligations of Buyers to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment on or prior to the Closing Date of each of the following conditions:

8.1 Representations and Warranties True. All the representations and warranties of the Company contained in this Agreement, and in any agreement, instrument, or document delivered pursuant hereto or in connection herewith on or prior to the Closing Date, shall be true and correct in all material respects as of the date made and (having been deemed to have been made again on and as of the Closing Date in the same language) shall be true and correct in all material respects on and as of the Closing Date, except as affected by transactions permitted by this Agreement and except to the extent that any such representation or warranty is made as of a specified date, in which case such representation or warranty shall have been true and correct in all material respects as of such specified date.

8.2 Covenants and Agreements Performed. The Company shall have performed and complied with in all material respects all covenants and agreements required by this Agreement to be performed or complied with by it on or prior to the Closing Date.

8.3 Certificate. Buyers shall have received a certificate executed on behalf of the Company by the chief executive officer and by the chief financial officer of the Company, dated the Closing Date, representing and certifying, in such detail as Buyers may reasonably request, that the conditions set forth in Sections 8.1 and 8.2 have been fulfilled and that the Company is not in breach of any provision of this Agreement.

8.4     Opinion of Counsel.  Buyers shall have received an opinion of Butler
& Binion, L.L.P., legal counsel to the Company, dated the Closing Date, substantially in the form of Exhibit 8.4. In rendering such opinion, such counsel may rely as to factual matters upon certificates or other documents furnished by directors and officers of the Company and by government officials and upon such other documents and data as such counsel deems appropriate as a basis for such opinion.

8.5 Legal Proceedings. No Proceeding shall, on the Closing Date, be pending or threatened seeking to restrain, prohibit, or obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

8.9      Consents.

     (a) There shall have been obtained any and all material permits, consents, and approvals of Governmental Entities that reasonably may be deemed necessary so that the consummation of the transactions contemplated hereby will be in compliance with Applicable Law, the failure to comply with which would have a Material Adverse Effect on the Company.

     (b) All consents and approvals of private persons, (i) the granting of which is necessary for the consummation of the transactions contemplated hereby and (ii) the non-receipt of which would have a Material Adverse Effect on the Company, shall have been obtained.

8.10 No Material Adverse Change. Since the date of this Agreement, there shall not have been any material adverse change in the business, assets, results of operations, condition (financial or otherwise), or prospects of the Company and the Subsidiaries considered as a whole.

8.11 Due Diligence. The due diligence conducted by Buyers and their representatives in connection with the proposed transactions contemplated hereby shall not have caused Buyers or their representatives to become aware of any facts relating to the business, assets, results of operations, condition (financial or otherwise), or prospects of the Company or any Subsidiary which, in the good faith judgment of Buyers, make it inadvisable for Buyers to proceed with the consummation of the transactions contemplated hereby.

8.12 Other Documents . Buyers shall have received the certificates, instruments, and documents listed below:

     (a) In accordance with the denominations designated in Schedule 1.1, stock certificates in definitive form and duly executed on behalf of the Company, representing the portion of the Shares registered in the name of each Buyer.

     (b) A copy of the resolutions of the Board of Directors of the Company authorizing the execution, delivery, and performance by the Company of this Agreement, certified by the secretary or an assistant secretary of the Company.

     (c) Certificates from the Secretary of State of Texas and the Comptroller of Public Accounts of the State of Texas, each dated not more than ten days prior to the Closing Date, as to the legal existence and good standing, respectively, of the Company and the Subsidiaries under the laws of such state.

     (d)  Certificates from the Secretaries of State of the states listed on
Schedule 3.2, as to the due qualification or licensing of the Company and the Subsidiaries, as applicable, to do business in such states, dated not more than ten days prior to the Closing Date.

     (e) An original Shareholders' Agreement, Registration Agreement and Non-Compete Agreement, each duly signed by an authorized officer of the Company and all other parties thereto.

     (f)  A file-stamped copy of the Certificate of Designations required by
Section 6.14 hereof and showing acceptance by the Texas Secretary of State.

     (g) Such other certificates, instruments, and documents as may be reasonably requested by Buyers to carry out the intent and purposes of this Agreement.

      8 Conversion of Outstanding Preferred Stock . Any and all shares of preferred stock of the Company outstanding on the date hereof shall have been fully converted into Common Stock in accordance with the existing terms of such preferred stock on the date hereof.


                              ARTICLE IX

                  TERMINATION, AMENDMENT, AND WAIVER

9.1 Termination. This Agreement may be terminated and the transactions contemplated hereby abandoned at any time prior to the Closing in the following manner:

     (a)     by mutual written consent of the Company and Buyers; or

     (b)     by either the Company or Buyers, if:

       (i) the Closing shall not have occurred on or before May 15, 1999 unless such failure to close shall be due to a breach of this Agreement by the party seeking to terminate this Agreement pursuant to this clause (i); or

      (ii) there shall be any statute, rule, or regulation that makes consummation of the transactions contemplated hereby illegal or otherwise prohibited or a Governmental Entity shall have issued an order, decree, or ruling or taken any other action permanently restraining, enjoining, or otherwise prohibiting the consummation of the transactions contemplated hereby, and such order, decree, ruling, or other action shall have become final and nonappealable; or

     (c) by the Company, if (i) any of the representations and warranties of Buyers contained in this Agreement shall not be true and correct in any respect which is material to Buyers or the ability of Buyers to consummate the transactions contemplated hereby, or (ii) Buyers shall have failed to fulfill in any material respect any of their obligations under this Agreement, and, in the case of each of clauses (i) and (ii), such misrepresentation, breach of warranty, or failure (provided it can be cured) has not been cured within ten days after written notice thereof from the Company to Buyers; or

     (d) by Buyers, if (i) any of the representations and warranties of the Company contained in this Agreement shall not be true and correct in any respect which is material to the Company and the Subsidiaries considered as a whole or the ability of the Company to consummate the transactions contemplated hereby,
(ii) the Company shall have failed to fulfill in any material respect any of its obligations under this Agreement, and, in the case of each of clauses (i) and
(ii), such misrepresentation, breach of warranty, or failure (provided it can be cured) has not been cured within ten days after written notice thereof from Buyers to the Company, or (iii) the due diligence conducted by Buyers and their representatives in connection with the proposed transactions contemplated hereby shall have caused Buyers or their representatives to become aware of any facts relating to the business, assets, results of operations, condition (financial or otherwise), or prospects of the Company or any Subsidiary which, in the good faith judgment of Buyers, make it inadvisable for Buyers to proceed with the consummation of the transactions contemplated hereby.

9.2 Effect of Termination. In the event of the termination of this Agreement pursuant to Section 9.1 by the Company, on the one hand, or Buyer, on the other, written notice thereof shall forthwith be given to the other party specifying the provision hereof pursuant to which such termination is made, and this Agreement shall become void and have no effect, except that the agreements contained in this Section and in Sections 6.1(b), 6.8, 6.12, 11.1, 11.5, and 11.14 and in Article XI shall survive the termination hereof. Nothing contained in this Section shall relieve any party from liability for damages actually incurred as a result of any breach of this Agreement.

9.3 Amendment. This Agreement may not be amended except by an instrument in writing signed by or on behalf of all the parties hereto.

9.4     Waiver.  The Company, on the one hand, or Buyers, on the other, may:
(i) waive any inaccuracies in the representations and warranties of the other contained herein or in any document, certificate, or writing delivered pursuant hereto, or (ii) waive compliance by the other with any of the other's agreements or fulfillment of any conditions to its own obligations contained herein. Any agreement on the part of a party hereto to any such waiver shall be valid only if set forth in an instrument in writing signed by or on behalf of such party. No failure or delay by a party hereto in exercising any right, power, or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power, or privilege.

9.5 Remedies Not Exclusive. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law. The rights and remedies of any party based upon, arising out of, or otherwise in respect of any inaccuracy in or breach of any representation, warranty, covenant, or agreement contained in this Agreement shall in no way be limited by the fact that the act, omission, occurrence, or other state of facts upon which any claim of any such inaccuracy or breach is based may also be the subject matter of any other representation, warranty, covenant, or agreement contained in this Agreement (or in any other agreement between the parties) as to which there is no inaccuracy or breach.

                                  ARTICLE X

                            COMMON STOCK CLAW-BACK

     In the event that, and only if, the Company, prior to the second anniversary of the Closing Date, fully redeems all shares of Preferred Stock issued to Buyers pursuant to this Agreement (the "Preferred Redemption"), then the Company shall simultaneously purchase, and each Buyer shall sell, assign and transfer, one-eighth (12.5%) of the total shares of Common Stock originally issued to such Buyer pursuant to this Agreement plus any Other Securities, subject to adjustment as provided herein, for a total purchase price of $100 (the "Redemption Price"). On the date of the Preferred Redemption, each Buyer shall surrender a certificate or certificates for such shares to the Company and shall thereupon be entitled to receive payment of its pro rata share of the Redemption Price. If the Company effects a split or combination of the Common Stock, including a dividend payable in shares of Common Stock, the number of shares of Common Stock subject to purchase in connection with the Preferred Redemption shall be proportionately adjusted.


                              ARTICLE XI

                      SURVIVAL OF REPRESENTATIONS;
                            INDEMNIFICATION

11.1 Survival. The representations and warranties of the parties hereto contained in this Agreement or in any certificate, instrument, or document delivered pursuant hereto shall survive the Closing without contractual limitation, regardless of any investigation made by or on behalf of any party.

11.2 Indemnification by Company. Subject to the terms and conditions of this Article XI, the Company shall indemnify, defend, and hold harmless Buyers from and against any and all claims, actions, causes of action, demands, assessments, losses, damages, liabilities, judgments, settlements, penalties, costs, and expenses (including reasonable attorneys' fees and expenses), of any nature whatsoever (collectively, "Damages"), asserted against, resulting to, imposed upon, or incurred by Buyers, directly or indirectly, by reason of or resulting from any breach by the Company of any of its representations, warranties, covenants, or agreements contained in this Agreement or in any certificate, instrument, or document delivered pursuant hereto.

11.3 Indemnification by Buyers. Subject to the terms and conditions of this Article XI, each Buyer (severally and not jointly) shall indemnify, defend, and hold harmless the Company from and against any and all Damages asserted against, resulting to, imposed upon, or incurred by the Company, directly or indirectly, by reason of or resulting from any breach by such Buyer of any of its representations, warranties, covenants, or agreements contained in this Agreement or in any certificate, instrument, or document delivered pursuant hereto.

11.4 Procedure for Indemnification. Promptly after receipt by an indemnified party under Section 11.2 or 11.3 of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party under such Section, give written notice to the indemnifying party of the commencement thereof, but the failure so to notify the indemnifying party shall not relieve it of any liability that it may have to any indemnified party except to the extent the indemnifying party demonstrates that the defense of such action is prejudiced thereby. In case any such action shall be brought against an indemnified party and it shall give written notice to the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it may wish, to assume the defense thereof with counsel reasonably satisfactory to such indemnified party. If the indemnifying party elects to assume the defense of such action, the indemnified party shall have the right to employ separate counsel at its own expense and to participate in the defense thereof. If the indemnifying party elects not to assume (or fails to assume) the defense of such action, the indemnified party shall be entitled to assume the defense of such action with counsel of its own choice, at the expense of the indemnifying party. If the action is asserted against both the indemnifying party and the indemnified party and there is a conflict of interests which renders it inappropriate for the same counsel to represent both the indemnifying party and the indemnified party, the indemnifying party shall be responsible for paying for separate counsel for the indemnified party; provided, however, that if there is more than one indemnified party, the indemnifying party shall not be responsible for paying for more than one separate firm of attorneys to represent the indemnified parties, regardless of the number of indemnified parties. If the indemnifying party elects to assume the defense of such action, (a) no compromise or settlement thereof may be effected by the indemnifying party without the indemnified party's written consent (which shall not be unreasonably withheld) unless the sole relief provided is monetary damages that are paid in full by the indemnifying party and (b) the indemnifying party shall have no liability with respect to any compromise or settlement thereof effected without its written consent (which shall not be unreasonably withheld).

11.5 Indemnification Despite Negligence. It is the express intention of the parties hereto that each person to be indemnified pursuant to this Article XI shall be indemnified and held harmless from and against all Damages as to which indemnity is provided for under this Article XI notwithstanding that any such Damages arise out of or result from the ordinary, strict, sole, or contributory negligence of such person and regardless of whether any other person (including the other parties to this Agreement) is or is not also negligent.


                              ARTICLE XII

                             MISCELLANEOUS

12.1 Notices. All notices, requests, demands, and other communications required or permitted to be given or made hereunder by any party hereto shall be in writing and shall be deemed to have been duly given or made if (i) delivered personally, (ii) transmitted by first class registered or certified mail, postage prepaid, return receipt requested, (iii) sent by prepaid overnight courier service, or (iv) sent by telecopy or facsimile transmission, answer back requested, to the parties at the following addresses (or at such other addresses as shall be specified by the parties by like notice):

     If to Energy PLC, EnCap III-B, BOCP or Fund III:

                  c/o EnCap Investments, L.C.
                  1100 Louisiana, Suite 3150
                  Houston, Texas  77002
                  Attention: D. Martin Phillips
                  Fax No.:  713-659-6130

          with a copy to:

                  Thompson & Knight, P.C.
                  1700 Chase Tower, 600 Travis
                  Houston, TX  77002
                  Attention:  Michael K. Pierce, Esq.
                  Telefax: 713-217-2828

If to Kayne:

                  Kayne Anderson Investment Management
                  1800 Ave. of the Stars, # 1425
                  Los Angeles, California 90067
                  Attention:  Robert B. Sinnott
                  Fax No.: 310-284-6490

If to BACI:

                  Bank of America Capital Investors
                  100 North Tryon Street, 25th Floor
                  Charlotte, North Carolina 28255
                  Attention:  J. Travis Hain
                  Fax No.: 704-386-6432

If to EOS:

                  EOS Partners, L.P.
                  320 Park Avenue
                  New York, New York  10022
                  Attention:  Brian D. Young
                  Fax No.: 212-832-5815



If to SGCP:

                  SGC Partners II LLC
                  c/o SG Capital Partners, LLC
                  1221 Avenue of the Americas, 15th Floor
                  New York, NY  10020
                  Attention:  V. Frank Pottow
                  Fax No.: 212-278-5454

          If to the Company:

                  Bargo Energy Company
                  700 Louisiana, Suite 3700
                  Houston, Texas 77002
                  Attention:  Tim J. Goff and Lee Seekely
                  Telefax:  (713) 236-9799

          with, a copy to:

                  Butler & Binion, L.L.P.
                  1000 Louisiana, Suite 1600
                  Houston, TX  77002
                  Attention:  George G. Young, Esq.
                  Telefax:  713-237-3202

Such notices, requests, demands, and other communications shall be effective (i) if delivered personally or sent by courier service, upon actual receipt by the intended recipient, (ii) if mailed, upon the earlier of five days after deposit in the mail or the date of delivery as shown by the return receipt therefor, or
(iii) if sent by telecopy or facsimile transmission, when the answer back is received.

12.2 Entire Agreement. This Agreement, together with the Schedules, Exhibits, Annexes, and other writings referred to herein or delivered pursuant hereto, constitute the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

12.3 Binding Effect; Assignment; No Third Party Benefit. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors, and permitted assigns. Except as otherwise expressly provided in this Agreement, neither this Agreement nor any of the rights, interests, or obligations hereunder shall be assigned by any of the parties hereto without the prior written consent of the other parties, except that a Buyer may assign to any affiliate of such Buyer any of such Buyer's rights, interests, or obligations hereunder, upon notice to the other party or parties, provided that (i) no such assignment shall relieve such Buyer of its obligations hereunder and (ii) the transferee makes the representations in Sections 4.6 through 4.11 hereof. Except as provided in
Article XI, nothing in this Agreement, express or implied, is intended to or shall confer upon any person other than the parties hereto, and their respective heirs, legal representatives, successors, and permitted assigns, any rights, benefits, or remedies of any nature whatsoever under or by reason of this Agreement.

12.4 Severability. If any provision of this Agreement is held to be unenforceable, this Agreement shall be considered divisible and such provision shall be deemed inoperative to the extent it is deemed unenforceable, and in all other respects this Agreement shall remain in full force and effect; provided, however, that if any such provision may be made enforceable by limitation thereof, then such provision shall be deemed to be so limited and shall be enforceable to the maximum extent permitted by Applicable Law.

12.5      GOVERNING LAW.  THIS AGREEMENT SHALL BE GOVERNED BY AND
CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS OF
THE STATE OF TEXAS, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICTS OF
LAWS THEREOF.

12.6 Further Assurances. From time to time following the Closing, at the request of any party hereto and without further consideration, the other party or parties hereto shall execute and deliver to such requesting party such instruments and documents and take such other action (but without incurring any material financial obligation) as such requesting party may reasonably request in order to consummate more fully and effectively the transactions contemplated hereby.

12.7 Descriptive Headings. The descriptive headings herein are inserted for convenience of reference only, do not constitute a part of this Agreement, and shall not affect in any manner the meaning or interpretation of this Agreement.

12.8 Gender. Pronouns in masculine, feminine, and neuter genders shall be construed to include any other gender, and words in the singular form shall be construed to include the plural and vice versa, unless the context otherwise requires.

12.9      References.  All references in this Agreement to Articles,
Sections, and other subdivisions refer to the Articles, Sections, and other subdivisions of this Agreement unless expressly provided otherwise. The words "this Agreement", "herein", "hereof", "hereby", "hereunder", and words of similar import refer to this Agreement as a whole and not to any particular subdivision unless expressly so limited. Whenever the words "include", "includes", and "including" are used in this Agreement, such words shall be deemed to be followed by the words "without limitation". Each reference herein to a Schedule, Exhibit, or Annex refers to the item identified separately in writing by the parties hereto as the described Schedule, Exhibit, or Annex to this Agreement. All Schedules, Exhibits, and Annexes are hereby incorporated in and made a part of this Agreement as if set forth in full herein.

12.10 Counterparts. This Agreement may be executed by the parties hereto in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same agreement. Each counterpart may consist of a number of copies hereof each signed by less than all, but together signed by all, the parties hereto.

12.11 Injunctive Relief. The parties hereto acknowledge and agree that irreparable damage would occur in the event any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement, and shall be entitled to enforce specifically the provisions of this Agreement, in any court of the United States or any state thereof having jurisdiction, in addition to any other remedy to which the parties may be entitled under this Agreement or at law or in equity.

12.12 Schedules (Disclosure). Each of the Schedules to this Agreement shall be deemed to include and incorporate all disclosures made on the other Schedules to this Agreement. It is understood and agreed that the specification of any dollar amount in the representations and warranties contained in this Agreement or the inclusion of any specific item in the Schedules is not intended to imply that such amounts or higher or lower amounts, or the items so included or other items, are or are not material, and no party shall use the fact of the setting of such amounts or the fact of the inclusion of any such item in the Schedules in any dispute or controversy between the parties as to whether any obligation, item, or matter not described herein or included in a Schedule is or is not material for purposes of this Agreement.

12.13 Schedules (Construction). In the event of any inconsistency between the statements in the body of this Agreement and those in the Schedules (other than an exception expressly set forth as such in the Schedules in relation to a specifically identified representation or warranty), those in this Agreement shall control.

12.14      Consent to Jurisdiction; Waiver of Jury Trial.

      (a) The parties hereto hereby irrevocably submit to the jurisdiction of the courts of the State of Texas and the federal courts of the United States of America located in Houston, Texas, and appropriate appellate courts therefrom, over any dispute arising out of or relating to this Agreement or any of the transactions contemplated hereby, and each party hereby irrevocably agrees that all claims in respect of such dispute or proceeding may be heard and determined in such courts. The parties hereby irrevocably waive, to the fullest extent permitted by Applicable Law, any objection which they may now or hereafter have to the laying of venue of any dispute arising out of or relating to this Agreement or any of the transactions contemplated hereby brought in such court or any defense of inconvenient forum for the maintenance of such dispute. Each of the parties hereto agrees that a judgment in any such dispute may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. This consent to jurisdiction is being given solely for purposes of this Agreement and is not intended to, and shall not, confer consent to jurisdiction with respect to any other dispute in which a party to this Agreement may become involved.

      (b) Each of the parties hereto hereby consents to process being served by any party to this Agreement in any suit, action, or proceeding of the nature specified in subsection (a) above by the mailing of a copy thereof in the manner specified by the provisions of Section 11.1.

      (c) Furthermore, all parties hereto waive any and all rights to have a jury resolve or otherwise preside, in whole or in part, over any dispute or Proceeding involving any of the parties hereto and regarding (i) this Agreement,
(ii) the documents required hereby, or (iii) any of the transactions contemplated hereby or thereby.

12.15 Liability of Buyers. The liability of each Buyer with respect to the agreements, covenants, representations and warranties of Buyers contained in this Agreement or in any certificate, instrument, or document delivered pursuant hereto shall be to the extent such agreements, covenants, representations or warranties applies to himself, herself, or itself and not with respect to any other Buyer.

12.16 Consent to Certain Stock Issuances. By its execution hereof, each Buyer hereby consents to the issuance of Common Stock upon exercise of warrants and options to purchase Common Stock outstanding as of the date hereof and upon exercise of options to purchase Common Stock granted as set forth on Schedule 6.7(a) hereof.


                              ARTICLE XIII

                             DEFINITIONS

13.1 Certain Defined Terms. As used in this Agreement, each of the following terms has the meaning given it below:

     "affiliate" means, with respect to any person, any other person that, directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with, such person. For the purposes of this definition, "control" when used with respect to any person means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities, by contract, or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

     "Ancillary Documents" means each agreement, instrument, and document (other than this Agreement) executed or to be executed in connection with the transactions contemplated by this Agreement.

     "Applicable Law" means any statute, law, rule, or regulation or any judgment, order, writ, injunction, or decree of any Governmental Entity to which a specified person or property is subject.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Company" means Bargo Energy Company, a Texas corporation, and, unless the context otherwise requires, includes the Company's predecessor, Future Petroleum Corporation, a Utah corporation.

     "Encumbrances" means liens, charges, pledges, options, mortgages, deeds of trust, security interests, claims, restrictions (whether on voting, sale, transfer, disposition, or otherwise), easements, and other encumbrances of every type and description, whether imposed by law, agreement, understanding, or otherwise.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     "GAAP" means generally accepted accounting principles in the United States of America from time to time.

     "Governmental Entity" means any court or tribunal in any jurisdiction (domestic or foreign) or any federal, state, municipal, or other governmental body, agency, authority, department, commission, board, bureau, or instrumentality (domestic or foreign), as well as the New York Stock Exchange, The Nasdaq Stock Market, and any exchange upon which the Common Stock is listed from time to time.

     "Material Adverse Effect" means any change, development, or effect (individually or in the aggregate) which is, or is reasonably likely to be, materially adverse (i) to the business, assets, results of operations or condition (financial or otherwise) of a party, or (ii) to the ability of a party to perform on a timely basis any material obligation under this Agreement or any agreement, instrument, or document entered into or delivered in connection herewith.

     "Other Securities" means any stock (other than Common Stock), bond, note or other securities issued to a holder of Common Stock (on account of Common Stock issued pursuant to this Agreement) pursuant to any merger, consolidation, reorganization, recapitalization, dividend or other distribution.

     "Permits" means licenses, permits, franchises, consents, approvals, variances, exemptions, and other authorizations of or from Governmental Entities.

     "person" means any individual, corporation, partnership, joint venture, association, joint-stock company, trust, enterprise, unincorporated organization, or Governmental Entity.

     "Proceedings" means all proceedings, actions, claims, suits, investigations, and inquiries by or before any arbitrator or Governmental Entity.

     "reasonable best efforts" means a party's reasonable best efforts in accordance with reasonable commercial practice and without the incurrence of unreasonable expense.

     "Securities Act" means the Securities Act of 1933, as amended.

     "Subsidiary" means any corporation more than 50% of whose outstanding voting securities, or any general partnership, joint venture, or similar entity more than 50% of whose total equity interests, is owned, directly or indirectly, by the Company, or any limited partnership of which the Company or any Subsidiary is a general partner.

     "Taxes" means any income taxes or similar assessments or any sales, excise, occupation, use, ad valorem, property, production, severance, transportation, employment, payroll, franchise, or other tax imposed by any United States federal, state, or local (or any foreign or provincial) taxing authority, including any interest, penalties, or additions attributable thereto.

     "Tax Return" means any return or report, including any related or supporting information, with respect to Taxes.

     "to the best knowledge" of a specified person (or similar references to a person's knowledge) means all information to be attributed to such person actually or constructively known to (a) such person in the case of an individual or (b) in the case of a corporation or other entity, an executive officer or employee who devoted substantive attention to matters of such nature during the ordinary course of his employment by such person. A person has "constructive knowledge" of those matters which the individual involved could reasonably be expected to have as a result of undertaking an investigation of such a scope and extent as a reasonably prudent man would undertake concerning the particular subject matter.





     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by their duly authorized representatives, all as of the day and year first above written.

                              THE COMPANY:

                              BARGO ENERGY COMPANY


                              By: /s/ Tim J. Goff
                              Name: Tim J. Goff
                              Title:  President



                              BUYERS:


                              ENERGY CAPITAL INVESTMENT COMPANY PLC


                              By:  /s/ Gary R. Petersen
                              Gary R. Petersen
                              Director


                              ENCAP ENERGY CAPITAL FUND III, L.P.
                              By: EnCap Investments L.C., General Partner


                              By:  /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director

                              ENCAP ENERGY CAPITAL FUND III-B, L.P.
                              By: EnCap Investments L.C., General Partner


                              By:  /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director



                              BOCP ENERGY PARTNERS, L.P.
                              By: EnCap Investments L.C., Manager


                              By:  /s/ D. Martin Phillips
                              D. Martin Phillips
                              Managing Director


                              EOS PARTNERS, L.P.


                              By:  /s/ EOS PARTNERS, L.P.
                              Name:
                              Title:


                              EOS PARTNERS SBIC, L.P.
                              By: Eos SBIC General, L.P., its general partner
                              By: Eos SBIC, Inc., its general partner


                              By:    /s/ EOS PARTNERS SBIC, L.P.
                              Name:
                              Title:


                              EOS PARTNERS SBIC II, L.P.
                              By: Eos SBIC General II, L.P., its general partner
                              By: Eos SBIC II, Inc., its general partner


                              By:  /s/ EOS PARTNERS SBIC II, L.P.
                              Name:
                              Title:


                              SGC PARTNERS II LLC


                              By: /s/ V. Frank Pottow
                              V. Frank Pottow
                              Managing Director



                              BANCAMERICA CAPITAL INVESTORS SBIC I, L.P.
                              By: BancAmerica Capital Management SBIC I, LLC,
                                     its general partner
                              By: BancAmerica Capital Management I, L.P., its
                                       its sole member
                              By: BACM I GP, LLC, its general partner


                              By:  /s/ J. Travis Hain
                              J. Travis Hain
                              Managing Director


                              KAYNE ANDERSON ENERGY FUND, L.P.



                              By:  /s/ KAYNE ANDERSON ENERGY FUND, L.P.
                              Name:
                              Title:

                                     Schedule 1.1

                                      Investors



                                         Shares of     Shares of       Purchase
           Name                      Preferred Stock   Common Stock     Price
--------------------------------------------------------------------------------
EnCap Energy Capital Fund III L. P.         637,185     5,583,755   $  6,371,850
EnCap Energy Capital Fund III-B L. P.       481,904     4,222,999      4,819,040
BOCP Energy Partners, L. P.                 155,911     1,366,277      1,559,110
Energy Capital Investment Co. PLC           225,000     1,971,712      2,250,000
Kayne Anderson Energy, L. P.              1,000,000     8,763,162     10,000,000
BancAmerica Capital Investors SBIC I,L.P. 1,500,000    13,144,743     15,000,000
Eos Partners SBIC, L. P.                    390,000     3,417,633      3,900,000
Eos Partners SBIC II, L. P.                  72,500       635,329        725,000
Eos Partners L. P.                           37,500       328,619        375,000
SG Capital Partners II LLC                  500,000     4,381,581      5,000,000
--------------------------------------------------------------------------------
Total                                     5,000,000    43,815,810   $ 50,000,000


                             EXHIBIT 10.10






                         BARGO ENERGY COMPANY










                        1999 STOCK INCENTIVE PLAN











                                May 12, 1999




                            TABLE OF CONTENTS


                                                          Page
ARTICLE I.  GENERAL ...................................... 1
Section 1.1.  Purpose .................................... 1
Section 1.2.  Administration ............................. 1
Section 1.3.  Eligibility for Participation .............. 2
Section 1.4.  Types of Awards Under Plan ................. 2
Section 1.5.  Aggregate Limitation on Awards ............. 2
Section 1.6.  Effective Date and Term of Plan ............ 3
ARTICLE II.  STOCK OPTIONS ............................... 3
Section 2.1.  Award of Stock Options ..................... 3
Section 2.2.  Stock Option Agreements .................... 3
Section 2.3.  Stock Option Price ......................... 4
Section 2.4.  Term and Exercise  ......................... 4
Section 2.5.  Manner of Payment .......................... 4
Section 2.6.  Issuance of Certificates ................... 4
Section 2.7.  Death, Retirement and Termination of Employment of
              Optionee ................................... 4
ARTICLE III.  INCENTIVE STOCK OPTIONS .................... 5
Section 3.1.  Award of Incentive Stock Options ........... 5
Section 3.2.  Incentive Stock Option Agreements .......... 5
Section 3.3.  Incentive Stock Option Price ............... 5
Section 3.4.  Term and Exercise .......................... 6
Section 3.5.  Maximum Amount of Incentive Stock Option
              Grant ...................................... 6
Section 3.6.  Death of Optionee .......................... 6
Section 3.7.  Retirement or Disability ................... 6
Section 3.8.  Termination for Other Reasons .............. 6
Section 3.9.  Termination for Cause. ..................... 7
Section 3.10.  Applicability of Stock Options Sections.... 7
Section 3.11.  Code Requirements ......................... 7
ARTICLE IV.  PERFORMANCE SHARE AWARDS .................... 7
Section 4.1.  Awards Granted by Plan Administrator........ 7
Section 4.2.  Amount of Award. ........................... 7
Section 4.3.  Communication of Award. .................... 7
Section 4.4.  Amount of Award Payable. ................... 7
Section 4.5.  Adjustments. ............................... 8
Section 4.6.  Payments of Awards. ........................ 8
Section 4.7.  Termination of Employment. ................. 8
Section 4.8.  Transfer Restriction ....................... 8
ARTICLE V.  MISCELLANEOUS ................................ 8
Section 5.1.  General Restriction ........................ 8
Section 5.2.  Non-Assignability  ......................... 8
Section 5.3.  Withholding Taxes .......................... 8
Section 5.4.  Right to Terminate Employment .............. 9
Section 5.5.  Non-Uniform Determinations ................. 9
Section 5.6.  Rights as a Stockholder .................... 9
Section 5.7.  Definitions ................................ 9
Section 5.8.  Leaves of Absence ..........................10
Section 5.9.  Newly Eligible Employees ...................10
Section 5.10. Adjustments ................................10
Section 5.11. Changes in the Company's Capital Structure .10
Section 5.12. Amendment of the Plan ......................12
Section 5.13. Adjustments for Pooling of Interests
              Accounting. ................................12

                       BARGO ENERGY COMPANY

                     1999 STOCK INCENTIVE PLAN


                       ARTICLE I.  GENERAL

     Section 1.1. Purpose. The purposes of this Stock Incentive Plan (the "Plan") are to: (1) associate the interests of the management of BARGO ENERGY COMPANY, a Texas corporation, and its Subsidiaries and affiliates (collectively referred to as the "Company") closely with the stockholders to generate an increased incentive to contribute to the Company's future success and prosperity, thus enhancing the value of the Company for the benefit of its stockholders; (2) provide management with a proprietary ownership interest in the Company commensurate with Company performance, as reflected in increased stockholder value; (3) maintain competitive compensation levels thereby attracting and retaining highly competent and talented directors, employees and consultants; and (4) provide an incentive to management for continuous employment with the Company. Certain capitalized terms are defined in Section 5.7.

     Section 1.2.  Administration.

          (a) The Plan shall be administered by the Board of Directors of the Company or any duly constituted committee of the Board of Directors consisting of at least two members of the Board of Directors all of whom shall be Non-Employee Directors unless otherwise designated by the Board of Directors. Such administrating party shall be referred to herein as the "Plan Administrator." The Plan Administrator shall have the authority to appoint a committee consisting of two or more employees of the Company to make recommendations to the Plan Administrator with respect to the selection of participants in the Plan to receive Awards and the form and terms of such Awards. Such committee and the members thereof shall serve subject to the discretion of the Plan Administrator and the recommendations of such committee shall not be binding on the Plan Administrator. In addition, the Chief Executive Officer of the
Company will make recommendations to the Plan Administrator with respect to the selection of participants to receive Awards and the form and terms of such Awards relating to shares of Common Stock (as defined) underlying Awards that were previously awarded but expired unexercised.

          (b) The Plan Administrator shall have the authority, in its sole discretion and from time to time to:

          (i) designate the officers and key employees and consultants of the Company and its Subsidiaries eligible to participate in the Plan;

          (ii) grant Awards provided in the Plan in such form and amount as the Plan Administrator shall determine;

          (iii) impose such limitations, restrictions and conditions, not inconsistent with this Plan, upon any such Award as the Plan
Administrator shall deem appropriate; and

          (iv) interpret the Plan and any agreement, instrument or other document executed in connection with the Plan, adopt, amend and rescind rules and regulations relating to the Plan, and make all other determinations and take all other action necessary or advisable for the implementation and administration of the Plan.

          (c) Decisions and determinations of the Plan Administrator on all matters relating to the Plan shall be in its sole discretion and shall be final, conclusive and binding upon all persons, including the Company, any participant, any stockholder of the Company, any employee and any consultant. No member of any committee acting as Plan
Administrator shall be liable for any action taken or decision made relating to the Plan or any Award thereunder.

     Section 1.3. Eligibility for Participation. Participants in the Plan shall be selected by the Plan Administrator from the directors, executive officers and other key employees and consultants of the Company and executive officers and key employees and consultants of any Subsidiary who have the capability of making a substantial contribution to the success of the Company.
 In making this selection and in determining the form and amount of awards, the Plan Administrator shall consider any factors deemed relevant, including the individual's functions, responsibilities, value of services to the Company and past and potential contributions to the Company's profitability and growth. For the purposes of this Plan, the term "Subsidiary" means any corporation or other entity of which at least 50% of the voting securities are owned by the Company directly or through one or more other corporations, each of which is also a Subsidiary. With respect to non-corporate entities, Subsidiary shall mean an entity managed or controlled by the Company or any Subsidiary and with respect to which the Company or any Subsidiary is allocated more than half of the profits and losses thereof.

     Section 1.4. Types of Awards Under Plan. Awards under the Plan may be in the form of any or more of the following:

          (i)     Stock Options, as described in Article II;

          (ii)    Incentive Stock Options, as described in Article III;
                  and/or

          (iii)   Performance Shares, as described in Article IV.

Awards under the Plan shall be evidenced by an Award Agreement between the Company and the recipient of the Award, in form and substance satisfactory to the Plan Administrator, and not inconsistent with this Plan. Award Agreements may provide such vesting schedules for Stock Options, Incentive Stock Options and Performance Shares, and such other terms, conditions and provisions as are not inconsistent with the terms of this Plan. Subject to the express provisions of the Plan, and within the limitations of the Plan, the Plan Administrator may modify, extend or renew outstanding Award Agreements, or accept the surrender of outstanding Awards and authorize the granting of new Awards in substitution therefor. However, except as provided in this Plan, no modification of an Award shall impair the rights of the holder thereof without his consent.

     Section 1.5.  Aggregate Limitation on Awards.

          (a) Shares of stock which may be issued under the Plan shall be authorized and unissued or treasury shares of Common Stock, par value
$.01 per share, of the Company ("Common Stock"). The maximum number of shares of Common Stock which may be issued pursuant to Awards issued under the Plan shall be 16,430,929 which may be increased by the Board of Directors pursuant to Section 5.12.

          (b) For purposes of calculating the maximum number of shares of Common Stock which may be issued under the Plan at any time:

          (i) all the shares issued (including the shares, if any, withheld for tax withholding requirements) under the Plan shall be counted when issued upon exercise of a Stock Option or Incentive
Stock Option; and

(ii) only the net shares issued as Performance Shares shall be counted (shares reacquired by the Company because of failure to achieve a performance target or failure to become fully vested for any other reason shall again be available for issuance under the
Plan).

          (c) Shares tendered by a participant as payment for shares issued upon exercise of a Stock Option or Incentive Stock Option shall be available for issuance under the Plan. Any shares of Common Stock subject to a Stock Option or Incentive Stock Option which for any reason is terminated unexercised or expires shall again be available for issuance under the Plan.

     Section 1.6.  Effective Date and Term of Plan.

          (a) The Plan shall become effective on the date adopted by the Board of Directors, subject to approval by the holders of a majority of the shares of Common Stock at a meeting or by written consent.

(b) The Plan and all Awards made under the Plan shall remain in effect until such Awards have been satisfied or terminated in accordance with the Plan and the terms of such Awards.

                      ARTICLE II.  STOCK OPTIONS

     Section 2.1. Award of Stock Options. The Plan Administrator may from time to time, and subject to the provisions of the Plan and such other terms and conditions as the Plan Administrator may prescribe, grant to any participant in the Plan one or more options to purchase for cash or shares the number of shares of Common Stock ("Stock Options") allotted by the Plan Administrator. The date a Stock Option is granted shall mean the date selected by the Plan Administrator as of which the Plan Administrator allots a specific number of shares to a participant pursuant to the Plan.

     Section 2.2. Stock Option Agreements. The grant of a Stock Option shall be evidenced by a written Award Agreement, executed by the Company and the holder of a Stock Option (the "Optionee"), stating the number of shares of Common Stock subject to the Stock Option evidenced thereby, and in such form as the Plan Administrator may from time to time determine.

     Section 2.3. Stock Option Price. The Option Price per share of Common Stock deliverable upon the exercise of a Stock Option shall be 100% of the Fair Market Value of a share of Common Stock on the date the Stock Option is granted unless otherwise determined by the Plan Administrator.

     Section 2.4. Term and Exercise. A Stock Option shall not be exercisable prior to six months from the date of its grant, unless a shorter period is provided by the Plan Administrator or by another Section of this Plan, and may be subject to such vesting scheduling and term ("Option Term") as the Plan Administrator may provide in an Award Agreement. No Stock Option shall be exercisable after the expiration of its Option Term.

     Section 2.5. Manner of Payment. Each Award Agreement providing for Stock Options shall set forth the procedure governing the exercise of the Stock Option granted thereunder, and shall provide that, upon such exercise in respect of any shares of Common Stock subject thereto, the Optionee shall pay to the Company, in full, the Option Price for such shares with cash or, if duly authorized by the Plan Administrator, Common Stock. The Plan Administrator may permit an Optionee to elect to pay the Option Price upon the exercise of a Stock Option through a cashless exercise procedure approved by the Plan Administrator by irrevocably authorizing a broker to sell shares of Common Stock (or a sufficient portion of the shares) acquired upon exercise of the Stock Option and remit to the Company a sufficient portion of the sale proceeds to pay the entire Option Price and any tax withholding resulting from such exercise.

     Section 2.6. Issuance of Certificates. As soon as practicable after receipt of payment, the Company shall deliver to the Optionee a certificate or certificates for such shares of Common Stock unless (i) such certificate or certificates have been previously delivered to a broker pursuant to a cashless exercise through a broker or (ii) the Award Agreement for such Stock Options allows the Plan Administrator or the Optionee to defer delivery of such certificates. The Optionee shall become a stockholder of the Company with respect to Common Stock represented by share certificates so issued and as such shall be fully entitled to receive dividends, to vote and to exercise all other rights of a stockholder unless the Plan Administrator, in its discretion, imposes conditions, restrictions or contingencies with respect to such shares in the applicable Award Agreement.

     Section 2.7. Death, Retirement and Termination of Employment of Optionee. Unless otherwise provided in an Award Agreement or otherwise agreed to by the Plan Administrator:

          (a) Upon the death of the Optionee, any rights to the extent exercisable on the date of death may be exercised by the Optionee's estate, or by a person who acquires the right to exercise such Stock Option by bequest or inheritance or by reason of the death of the Optionee, provided that such exercise occurs within both (i) the remaining Option Term of the Stock Option and (ii) one year after the Optionee's death. The provisions of this Section shall apply notwithstanding the fact that the Optionee's employment may have terminated prior to death, but only to the extent of any rights exercisable on the date of death.

          (b) Upon termination of the Optionee's employment by reason of retirement or permanent disability (as each is determined by the Plan Administrator), the Optionee may exercise any vested Stock Options, provided such option exercise occurs within both (i) the remaining
Option Term of the Stock Option and (ii) one year (in the case of permanent disability) or three months (in the case of retirement).

          (c) Upon termination of the Optionee's employment by reason other than death, disability, retirement or cause (as each is determined by the Plan Administrator), the Optionee may exercise any vested Stock Options, provided such option exercise occurs within both (i) the remaining Option Term of the Stock Option and (ii) 120 days of the date of termination.

          (d)     Except as provided in Subsections (a), (b) and (c) of this
Section 2.7, all Stock Options shall terminate immediately upon the termination of the Optionee's employment.

                 ARTICLE III.  INCENTIVE STOCK OPTIONS

     Section 3.1. Award of Incentive Stock Options. The Plan Administrator may, from time to time and subject to the provisions of the Plan and such other terms and conditions as the Plan Administrator may prescribe, grant to any officer or key employee who is a participant in the Plan one or more "incentive stock options" (intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options")) to purchase for cash or shares the number of shares of Common Stock allotted by the Plan Administrator. No Incentive Stock Options shall be made under the Plan after the tenth anniversary of the effective date of the Plan.
 The date an Incentive Stock Option is granted shall mean the date selected by the Plan Administrator as of which the Plan Administrator allots a specific number of shares to a participant pursuant to the Plan. Notwithstanding the foregoing, Incentive Stock Options shall not be granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries.

     Section 3.2. Incentive Stock Option Agreements. The grant of an Incentive Stock Option shall be evidenced by a written Award Agreement, executed by the Company and the holder of an Incentive Stock Option (the "Optionee"), stating the number of shares of Common Stock subject to the Incentive Stock Option evidenced thereby, and in such form as the Plan Administrator may from time to time determine.

     Section 3.3. Incentive Stock Option Price. The Option Price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be 100% of the Fair Market Value of a share of Common Stock on the date the Incentive Stock Option is granted.

     Section 3.4. Term and Exercise. Each Incentive Stock Option shall not be exercisable prior to six months from the date of its grant and, unless a shorter period is provided by the Plan Administrator or another Section of this Plan, may be exercised during a period of ten years from the date of grant thereof (the "Option Term") and may be subject to such vesting scheduling as the Plan Administrator may provide in an Award Agreement. No Incentive Stock Option shall be exercisable after the expiration of its Option Term.

     Section 3.5. Maximum Amount of Incentive Stock Option Grant. The aggregate Fair Market Value (determined on the date the Incentive Stock Option is granted) of Common Stock with respect to which Incentive Stock Options first become exercisable by an Optionee during in any calendar year (under all plans of the Optionee's employer corporations and their parent and subsidiary corporations) shall not exceed $100,000.

     Section 3.6. Death of Optionee. Unless otherwise provided in an Award Agreement or otherwise agreed to by the Plan Administrator:

          (a) Upon the death of the Optionee, any Incentive Stock Option exercisable on the date of death may be exercised by the Optionee's estate or by a person who acquires the right to exercise such Incentive Stock Option by bequest or inheritance or by reason of the death of the Optionee, provided that such exercise occurs within both the remaining Option Term of the Incentive Stock Option and one year after the Optionee's death.

          (b) The provisions of this Section shall apply notwithstanding the fact that the Optionee's employment may have terminated prior to death, but only to the extent of any Incentive Stock Options exercisable on the date of death.

     Section 3.7. Retirement or Disability. Unless otherwise provided in an Award Agreement or otherwise agreed to by the Plan Administrator, upon the termination of the Optionee's employment by reason of permanent disability or retirement (as each is determined by the Plan Administrator), the Optionee may exercise any vested Incentive Stock Options, provided such option exercise occurs within both (i) the remaining Option Term of the Incentive Stock Option and (ii) six months (in the case of permanent disability) or three months (in the case of retirement). Notwithstanding the terms of an Award Agreement, the tax treatment available pursuant to Section 422 of the Internal Revenue Code of 1986 (the "Code") upon the exercise of an Incentive Stock Option shall not be available to an Optionee who exercises any Incentive Stock Options more than (i) one year after the date of termination of employment due to permanent disability or (ii) three months after the date of termination of employment due to retirement.

     Section 3.8. Termination for Other Reasons. Unless otherwise provided in an Award Agreement or otherwise agreed to by the Plan Administrator, except as provided in Sections 3.6 and 3.7, upon termination of the Optionee's employment by reason other than cause (as determined by the Plan Administrator), the Optionee may exercise any vested Incentive Stock Options, provided such option exercise occurs within both (i) the remaining Option Term of the Incentive Stock Option and (ii) 30 days of the date of termination.

     Section 3.9. Termination for Cause. Unless otherwise provided in an Award Agreement or otherwise agreed to by the Plan Administrator, except as provided in Sections 3.6, 3.7 and 3.8, all Incentive Stock Options shall terminate immediately upon the termination of the Optionee's employment.

     Section 3.10. Applicability of Stock Options Sections. Sections 2.5, Manner of Payment; and 2.6, Issuance of Certificates, applicable to Stock Options, shall apply equally to Incentive Stock Options. Said Sections are incorporated by reference in this Article III as though fully set forth herein.

     Section 3.11. Code Requirements. The terms of any Incentive Stock Option granted under the Plan shall comply in all respects with the provisions of Code Section 422. Anything in the Plan to the contrary notwithstanding, no term of the Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be exercised, so as to disqualify either the Plan or any Incentive Stock Option under Code Section 422, unless the participant has first requested the change that will result in such disqualification.

                     ARTICLE IV.  PERFORMANCE SHARE AWARDS

     Section 4.1. Awards Granted by Plan Administrator. Coincident with or following designation for participation in the Plan, a participant may be granted Performance Shares. Certificates representing Performance Shares shall be issued to the participant effective as of the date of the Award. Holders of Performance Shares shall have all of the voting, dividend and other rights of stockholders of the Company, subject to the terms of any Award Agreement.

     Section 4.2. Amount of Award. The Plan Administrator shall establish a maximum amount of a participant's Award, which amount shall be denominated in shares of Common Stock.

     Section 4.3. Communication of Award. Written notice of the maximum amount of a participant's Award and the Performance Cycle determined by the Plan Administrator, if any, shall be given to a participant as soon as practicable after approval of the Award by the Plan Administrator. The grant of Performance Shares shall be evidenced by a written Award Agreement, executed by the Company and the recipient of Performance Shares, in such form as the Plan Administrator may from time to time determine, providing for the terms of such grant.

     Section 4.4. Amount of Award Payable. Performance Shares may be granted based upon past performance or future performance. In addition to any other restrictions the Plan Administrator may place on Performance Shares, the Plan Administrator may, in its discretion, provide that Performance Shares shall vest upon the satisfaction of performance targets to be achieved during an applicable "Performance Cycle." Failure to satisfy the performance targets may result, in the Plan Administrator's discretion as set forth in an Award Agreement, in the forfeiture of the Performance Shares by the participant and the return of such shares to the Company, or have any other consequence as determined by the Plan Administrator. Performance targets established by the Plan Administrator may relate to corporate, group, unit or individual performance and may be established in terms of market price of common stock, cash flow or cash flow per share, reserve value or reserve value per share, net asset value or net asset value per share, earnings, or such other measures or standards determined by the Plan Administrator. Multiple performance targets may be used and the components of multiple performance targets may be given the same or different weight in determining the amount of an Award earned, and may relate to absolute performance or relative performance measured against other groups, units, individuals or entities. The Plan Administrator may also establish that none, a portion or all of a participant's Award will vest (subject to Section 4.6) for performance which falls below the performance target applicable to such Award. Certificates representing Performance Shares shall bear a legend restricting their transfer and requiring the forfeiture of the shares to the Company if any performance targets or other conditions to vesting are not met. The Plan Administrator may also require a participant to deliver certificates representing unvested Performance Shares to the Company in escrow until the Performance Shares vest.

     Section 4.5. Adjustments. At any time prior to vesting of a Performance Share, the Plan Administrator may adjust previously established performance targets or other terms and conditions to reflect events such as changes in laws, regulations, or accounting practice, or mergers, acquisitions, divestitures or any other event determined by the Plan Administrator.

     Section 4.6. Payments of Awards. Following the conclusion of each Performance Cycle, the Plan Administrator shall determine the extent to which performance targets have been attained, and the satisfaction of any other terms and conditions with respect to vesting an Award relating to such Performance Cycle. Subject to the provisions of Section 5.3, to the extent the Plan Administrator determines Performance Shares have vested, the Company shall issue to the participant certificates representing vested shares free of any legend regarding performance targets or forfeiture in exchange for such participant's legended certificates.

     Section 4.7. Termination of Employment. Unless the Award Agreement provides for vesting upon death, disability, retirement or other termination of employment, upon any such termination of employment of a participant prior to vesting of Performance Shares, all outstanding and unvested Awards of Performance Shares to such participant shall be cancelled, shall not vest and shall be returned to the Company.

     Section 4.8. Transfer Restriction. Unless otherwise provided in an Award Agreement or otherwise agreed to by the Plan Administrator, any Award Agreement providing for the issuance of Performance Shares to any person who, at the time of grant, is subject to the restrictions of Section 16(b) of the Securities Exchange Act of 1934, as amended, shall provide that such Common Stock cannot be resold for a period of six months following the grant of such Performance Shares.

                     ARTICLE V.  MISCELLANEOUS

     Section 5.1. General Restriction. Each Award under the Plan shall be subject to the requirement that, if at any time the Plan Administrator shall determine that (i) the listing, registration or qualification of the shares of Common Stock subject or related thereto upon any securities exchange or under any state or Federal law, or (ii) the consent or approval of any government regulatory body, or (iii) an agreement by the grantee of an Award with respect to the disposition of shares of Common Stock, is necessary or desirable as a condition of, or in connection with, the granting of such Award or the issue or purchase of shares of Common Stock thereunder, such Award may not be consummated in whole or in part unless such listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Plan Administrator.

     Section 5.2. Non-Assignability. No Award under the Plan shall be assignable or transferable by the recipient thereof, except by will or by the laws of descent and distribution. During the life of the recipient, such Award shall be exercisable only by such person or by such person's guardian or legal representative.

     Section 5.3. Withholding Taxes. Whenever the Company proposes or is required to issue or transfer shares of Common Stock under the Plan, the Company shall have the right to require the grantee to remit to the Company an amount sufficient to satisfy any Federal, state and/or local withholding tax requirements prior to the delivery of any certificate or certificates for such shares. Alternatively, the Company may issue, transfer or vest only such number of shares of the Company net of the number of shares sufficient to satisfy the withholding tax requirements. For withholding tax purposes, the shares of Common Stock shall be valued on the date the withholding obligation is incurred. Unless the Plan Administrator provides otherwise in the applicable Award Agreement, Participants may elect to satisfy tax withholding obligations through the surrender of shares of Common Stock which the Participant already owns or through the surrender of shares of Common Stock to which the participant is otherwise entitled under the Plan.

     Section 5.4. Right to Terminate Employment. Nothing in the Plan or in any agreement entered into pursuant to the Plan shall confer upon any participant the right to continue in the employment of the Company or affect any right which the Company may have to terminate the employment of such participant.

     Section 5.5. Non-Uniform Determinations. The Plan Administrator's determinations under the Plan (including without limitation determinations of the persons to receive Awards, the form, amount and timing of such Awards, the terms and provisions of such Awards and the agreements evidencing the same) need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, Awards under the Plan, whether or not such persons are similarly situated.

     Section 5.6. Rights as a Stockholder. The recipient of any Award under the Plan shall have no rights as a stockholder with respect thereto unless and until certificates for shares of Common Stock are issued to him.

     Section 5.7. Definitions. In this Plan the following definitions shall apply:

          (a) "Award" shall mean a grant of Stock Options, Incentive Stock Options or Performance Shares under the Plan.

          (b) "Fair Market Value" as of any date and in respect of any share of Common Stock means the average of the closing bid and offer price on such date or on the next business day, if such date is not a business day, of a share of Common Stock on the OTC Bulletin Board or other public securities market on which the Common Stock trades. If the Plan Administrator determines that the average of the closing bid and offer price on the OTC Bulletin Board or other public securities market on which the Common Stock trades does not properly reflect the Fair market Value of a share of Common Stock, the Fair Market Value of shares of Common Stock shall be as determined by the Plan Administrator in such manner as it may deem appropriate. In no event shall the Fair Market Value of any share of Common Stock be less than its par value.

          (c)     "Option" means a Stock Option or Incentive Stock Option.

          (d) "Option Price" means the purchase price per share of Common Stock deliverable upon the exercise of a Stock Option or Incentive Stock Option.

          (e) "Performance Cycle" means the period of time, if any, as specified by the Plan Administrator over which Performance Shares are to be vested.

     Section 5.8. Leaves of Absence. The Plan Administrator shall be entitled to make such rules, regulations and determinations as it deems appropriate under the Plan in respect of any leave of absence taken by the recipient of any Award. Without limiting the generality of the foregoing, the Plan Administrator shall be entitled to determine (i) whether or not any such leave of absence shall constitute a termination of employment within the meaning of the Plan and (ii) the impact, if any, of any such leave of absence on Awards under the Plan theretofore made to any recipient who takes such leave of absence.

     Section 5.9. Newly Eligible Employees. The Plan Administrator shall be entitled to make such rules, regulations, determinations and Awards as it deems appropriate in respect of any employee who becomes eligible to participate in the Plan or any portion thereof after the commencement of an Award or incentive period.

     Section 5.10. Adjustments. In the event of any change in the outstanding Common Stock by reason of a stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like, the Plan Administrator may appropriately adjust the number of shares of Common Stock which may be issued under the Plan, the number of shares of Common Stock subject to Options or Performance Shares theretofore granted under the Plan, and any and all other matters deemed appropriate by the Plan Administrator.

     Section 5.11.  Changes in the Company's Capital Structure.

          (a) The existence of outstanding Options or Performance Shares shall not affect in any way the right or power of the Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Common Stock or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

          (b) If, while there are outstanding Options, the Company shall effect a subdivision or consolidation of shares or other increase or reduction in the number of shares of the Common Stock outstanding without receiving compensation therefor in money, services or property, then, subject to the provisions, if any, in the Award Agreement (a) in the event of an increase in the number of such shares outstanding, the number of shares of Common Stock then subject to Options hereunder shall be proportionately increased; and (b) in the event of a decrease in the number of such shares outstanding the number of shares then available for Option hereunder shall be proportionately decreased.

          (c) After a merger of one or more corporations into the Company, or after a consolidation of the Company and one or more corporations in which the Company shall be the surviving corporation, (i) each holder of an outstanding Option shall, at no additional cost, be entitled upon exercise of such Option to receive (subject to any required action by stockholders) in lieu of the number of shares as to which such Option shall then be so exercisable, the number and class of shares of stock, other securities or consideration to which such holder would have been entitled to receive pursuant to the terms of the agreement of merger or consolidation if, immediately prior to such merger or consolidation, such holder had been the holder of record of a number of shares of the Company equal to the number of shares as to which such Option had been exercisable and (ii) unless otherwise provided by the Plan
Administrator, the number of shares of Common Stock, other securities or consideration to be received with respect to unvested Performance Shares shall continue to be subject to the Award Agreement, including any vesting provisions thereof.

          (d) If the Company is about to be merged into or consolidated with another corporation or other entity under circumstances where the Company is not the surviving corporation, or if the Company is about to sell or otherwise dispose of substantially all of its assets to another corporation or other entity while unvested Performance Shares or unexercised Options remain outstanding, then the Plan Administrator may direct that any of the following shall occur:

          (i) If the successor entity is willing to assume the obligation to deliver shares of stock or other securities after the effective date of the merger, consolidation or sale of assets, as the case may be, each holder of an outstanding Option shall be entitled to receive, upon the exercise of such Option and payment of the option price, in lieu of shares of Common Stock, such shares of stock or other securities as the holder of such Option would have been entitled to receive had such Option been exercised immediately prior to the consummation of such merger, consolidation or sale, and the terms of such Option shall apply as nearly as practicable to the shares of stock or other securities purchasable upon exercise of the Option following such merger, consolidation or sale of assets;

          (ii) The Plan Administrator may waive any limitations set forth in or imposed pursuant to this Plan or any Award Agreement with respect to such Option or Performance Share such that (A) such Option shall become exercisable prior to the record or effective date of such merger, consolidation or sale of assets or (B) the vesting of such Performance Share shall occur upon such merger, consolidation or sale of assets; and/or

          (iii) The Plan Administrator may cancel all outstanding Options as of the effective date of any such merger, consolidation or sale of assets provided that prior notice of such cancellation shall be given to each holder of an Option at least 30 days prior to the effective date of such merger, consolidation or sale of assets, and each holder of an Option shall have the right to exercise such Option in full during a period of not less than 30 days prior to the effective date of such merger, consolidation or sale of assets.

          (e) Except as herein provided, the issuance by the Company of Common Stock or any other shares of capital stock or securities convertible into shares of capital stock, for cash, property, labor done or other consideration, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock then subject to outstanding Options.

     Section 5.12. Amendment of the Plan. The Board of Directors may, without further approval by the stockholders and without receiving further consideration from the participants, amend this Plan or condition or modify Awards under this Plan, including increases to the number of shares which may be covered by Awards under this Plan.

     Notwithstanding the foregoing, however, in accordance with the Second Amended and Restated Shareholders' Agreement ("Agreement") dated May 14, 1999, by and among the Company, B. Carl Price, Don Wm. Reynolds, Energy Capital Investment Company PLC, EnCap Equity 1994 Limited Partnership, Bargo Energy Resources, Ltd., TJG Investments, Inc., Bargo Energy Company, Tim J. Goff, Thomas Barrow, James E. Sowell, Bargo Operating Company, Inc., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC (capitalized terms in this paragraph are as defined in the Agreement), for so long as Eos and SGCP (jointly), Kayne, BACI and Encap are entitled to appoint directors to the Company's Board of Directors, at least one of such directors must approve any increase in the number of shares which may be issued pursuant to Awards granted under the Plan as set forth in Section 1.5 hereof.

     Section 5.13 Adjustments for Pooling of Interests Accounting. If the Company enters into a transaction which is intended to be accounted for using the pooling of interests method of accounting, but it is determined by the Board that any outstanding Option or any aspect thereof could reasonably be expected to preclude such treatment, then the Board may modify (to the minimum extent required) or revoke (if necessary) the Option or any of the provisions thereof to the extent that the Board determines that such modification or revocation is necessary to enable the transaction to be subject to pooling of interests accounting.

                             EXHIBIT 10.11
CONFIDENTIALITY AND NON-COMPETE AGREEMENT

     This CONFIDENTIALITY AND NON-COMPETE AGREEMENT (this "Agreement"), dated as of May 14, 1999, is made by and between Bargo Energy Company, a Texas corporation (the "Company"), and Tim J. Goff, an individual (the "Employee").


WITNESSETH:

     WHEREAS, on the date hereof, the Company has obtained financing in connection with a transaction in which Energy Capital Investment Company PLC, an English investment company, EnCap Energy Capital Fund III-B, L.P., a Texas limited partnership, BOCP Energy Partners, L.P., a Texas limited partnership, EnCap Energy Capital Fund III, L.P., a Texas limited partnership, Kayne Anderson Energy Fund, L.P., a Delaware limited partnership, BancAmerica Capital Investors SBIC I, L.P., a Delaware limited partnership, Eos Partners, L.P., a Delaware limited partnership, Eos Partners SBIC, L.P., a Delaware limited partnership, Eos Partners SBIC II, L.P., a Delaware limited partnership, and SGC Partners II LLC, a Delaware limited liability company (collectively, the "Investors") have agreed, on certain terms and conditions, to purchase (the "Transaction") certain shares of the Company's Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share, and certain shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), and the Company will grant to Employee certain options to acquire additional shares of the Common Stock (collectively, the "Rights");

     WHEREAS, Employee acknowledges that in the course of his employment by the Company and performance of services on behalf of the Company and its subsidiaries (collectively, the "Related Parties"), he will become privy to various business opportunities, economic and trade secrets and relationships of the Related Parties;

     WHEREAS, in connection with the consummation of the Transaction, the Company plans thereafter to continue to employ the Employee on an "at-will" basis, and the Employee desires to be employed on such basis; and

     WHEREAS, it is a condition to (i) the consummation of the Transaction, and (ii) the grant to Employee of the Rights, that Employee enter into a confidentiality and non-compete agreement on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of, and as a material inducement to, the Investors' consummation of the Transaction (which will benefit Employee indirectly as an employee and shareholder of the Company), and in consideration of the Company's grant of the Rights to Employee, as well the Company providing Employee with access to confidential information and training, the Company and Employee intending to be legally bound, hereby agree as follows:

     1.     Business Opportunities and Intellectual Property.

     (a) Employee shall promptly disclose to the Company all "Business Opportunities" and "Intellectual Property" (as defined below).

     (b) Employee hereby assigns and agrees to assign to the Company, its successors, assigns, or designees, all of the Employee's right, title, and interest in and to all "Business Opportunities" and "Intellectual Property" (as defined below), and further acknowledges and agrees that all Business Opportunities and Intellectual Property constitute the exclusive property of the Company.

     (c) For purposes hereof, "Business Opportunities" shall mean all business ideas, prospects, proposals or other opportunities pertaining to the lease, acquisition, exploration, production, gathering or marketing of hydrocarbons and related products and the exploration potential of geographical areas on which hydrocarbon exploration prospects are located, which are:

     (i) (other than any of those listed on Exhibit A hereto), developed by Employee during the period that Employee is employed by any of the Related Parties (the "Employment Term"), or

     (ii) (other than any of those listed on Exhibit A hereto), originated by any third party and brought to the attention of Employee during the Employment Term,

together with information relating thereto, including, without limitation, any "Related Parties' Business Records" (as defined below).

     (d) For purposes hereof "Intellectual Property" shall mean all copyrights, patents, trademarks, patent or trademark applications, franchises, licenses, permits, rights (including without limitation, rights to software, trade secrets, proprietary information, processes and know-how) and other authorizations, whether or not patentable or copyrightable, which do not fall within the definition of Business Opportunities, which are discovered, conceived, invented, created, or developed by Employee, alone or with others during the Employment Term, if such discovery, conception, invention, creation, or development (A) occurs in the course of the Employee's employment with the Related Parties, or (B) occurs with the use of any of the Related Parties' time, materials, or facilities.

     2. Obligations During Employment Term. Employee agrees that during the Employment Term he will substantially devote his full time, skill, and attention and his best efforts during normal business hours to the business and affairs of the Related Parties (except for usual, ordinary, and customary periods of vacation and absence due to illness or other disability); moreover, without the prior written consent of the Board of Directors of the Company (other than the investments described on Exhibit A hereto):

     (i) Employee will not, other than through the Related Parties, engage or participate in any manner, whether directly or indirectly through any family member or as an employee, employer, consultant, agent, principal, partner, more than two percent shareholder, officer, director, licensor, lender, lessor or in any other individual or representative capacity, in any business or activity which is engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons and related products; and

     (ii) Employee will not (directly or indirectly through any family members), and will not permit any of his controlled affiliates to: (A) invest or otherwise participate alongside the Related Parties in any Business Opportunities, or (B) invest or otherwise participate in any business or activity relating to a Business Opportunity, regardless of whether any of the Related Parties ultimately participates in such business or activity.

     3.     Confidentiality Obligations.

     (a) Employee hereby acknowledges that all trade secrets and confidential or proprietary information of the Related Parties (collectively referred to herein as "Confidential Information") constitute valuable, special and unique assets of the Related Parties' business, and that access to and knowledge of such Confidential Information is essential to the performance of Employee's duties. Employee agrees that during the Employment Term and at all times following the date of termination of Employee's employment (the "Termination Date"), Employee will hold the Confidential Information in strict confidence and will not publish, disseminate or otherwise disclose, directly or indirectly, to any person other than the Related Parties and their respective officers, directors and employees, any Confidential Information or use any Confidential Information for Employee's own personal benefit or for the benefit of anyone other than the Related Parties. The Company agrees to provide Confidential Information to Employee in exchange for Employee's agreement to keep such Confidential Information, and any Confidential Information to which Employee has already become privy, in strict confidence as provided in this Agreement.

     (b) For purposes of this Section 3, it is agreed that Confidential Information includes, without limitation, any information heretofore or hereafter acquired, developed or used by any of the Related Parties relating to Business Opportunities or Intellectual Property or other geological, geophysical, economic, financial or management aspects of the business, operations, properties or prospects of the Related Parties whether oral or in written form in the "Related Parties' Business Records" (as defined below), but shall exclude any information which (A) has become part of common knowledge or understanding in the oil and gas industry or otherwise in the public domain (other than from disclosure by Employee in violation of this Agreement), or (B) was rightfully in the possession of Employee, as shown by Employee's records, prior to the date of this Agreement (including Employee's method of selecting, purchasing and reworking oil and gas properties, which the Company and Employee may utilize subsequent to the Employment Term (subject to the other limitations contained in this Agreement)); provided, however, that Employee shall provide to the Company copies of all information described in clause (B); provided further, however, that this Section 3 shall not be applicable to the extent Employee is required to testify in a judicial or regulatory proceeding pursuant to the order of a judge or administrative law judge after Employee requests that such Confidential Information be preserved.

     4.     Obligations After Termination Date.

     (a) The purpose of the provisions of Section 2 and this Section 4 are to protect the Company from unfair loss of goodwill and business advantage and to shield Employee from pressure to use or disclose Confidential Information or to trade on the goodwill belonging to the Company. Accordingly, during the "Post-Termination Non-Compete Term" (as defined below), Employee will not engage or participate in any manner, whether directly or indirectly through any family member or as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, licensor, lender, lessor or in any other individual or representative capacity, in any business or activity which is in engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons and related products within the states of California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma or Texas; provided that, this
Section 4 shall not preclude Employee from making (i) investments described on Exhibit A hereto, or (ii) personal investments in securities of oil and gas companies which are registered on a national stock exchange, if the aggregate amount owned by Employee and all of his family members and affiliates does not exceed two percent of such company's outstanding securities.

      (b) For purposes hereof, the "Post Termination Non-Compete Term" is:

     (i) the 18 month period following the Termination Date, if (A) the Employee voluntarily resigns or otherwise terminates his position as an officer or employee of the Related Parties for other than Good Reason (as defined below), (B) the Employee's employment or engagement by the Related Parties is terminated for "cause" (as defined below), or
(C) the Employee breaches any of the provisions of Sections 3, 4 or 5 hereof; or

     (ii) in the event that the Employee's services as an officer, employee or consultant are terminated by (A) a Related Party (or a successor to a Related Party) other than for "cause" (as defined below) or (B) by Employee for Good Reason, and in either case the Employee is not in breach of any of the provisions of Section 3, 4 or 5 hereof, the period during which the Company makes "Severance Payments" (as defined below) to Employee, the length of which shall be determined by the Company at its discretion, but in no event to be longer than eighteen
(18) months. The Company shall not be obligated to make Severance Payments for any length of time and shall be entitled to cease making Severance Payments at any time for any reason.

      For purposes hereof, "Severance Payments" shall be amount of the salary that the Employee received from the Related Parties on a monthly basis immediately before the Termination Date and such Severance Payments shall be payable at the same times as Employee's regular salary immediately before termination.

      For purposes hereof, a termination for "cause" means, in the good faith determination of the Company's Board of Directors, that any of the following has occurred: (A) Employee's conviction of, or plea of nolo contendere to, any felony or to any crime or offense causing substantial harm to the Related Parties or involving acts of theft, fraud, embezzlement, moral turpitude or similar conduct; (B) Employee's repeated intoxication by alcohol or drugs during the performance of his duties in a manner that materially and adversely affects Employee's performance of such duties; (C) malfeasance in the conduct of Employee's duties, including, but not limited to, (1) willful and intentional misuse or diversion of funds of the Related Parties, (2) embezzlement, or (3) fraudulent or willful and material misrepresentations or concealments on any written reports submitted to the Related Parties; (D) Employee's material violation of any provision of the Second Amended and Restated Shareholders Agreement dated even date herewith among Employee, the Company and certain of its other shareholders; or (E) Employee's material breach of this Agreement or otherwise material failure to perform the duties of Employee's employment or engagement or material failure to follow or comply with the reasonable and lawful written directives of the Board of Directors of the Company, provided under the preceding clause (D) or (E) that Employee shall have been informed, in writing, of such material failure and given a period of not more than sixty (60) days to remedy same.

     A termination of employment shall be for "Good Reason" if such termination is the result of any of the following events:
(i) Employee is assigned any responsibilities materially inconsistent with his position, title, offices, duties, responsibilities and status with the Company as of the date hereof; (ii) there is a material reduction in the salary paid to Employee, as compared to the salary in effect as of the date hereof; (iii) any failure by the Company to continue to provide to Employee any material benefit, bonus, profit sharing, incentive, remuneration or compensation plan, stock ownership or purchase plan, stock option plan, life insurance, disability plan, pension plan or retirement plan in which Employee is entitled to participate as of the date hereof or which, after the date hereof, employees of the Company are generally eligible to participate in, or the taking by the Company of any action that materially and adversely affects Employee's participation in or materially reduces his rights or benefits under or pursuant to any such plan or the failure by the Company to increase or improve such rights or benefits on a basis consistent with practices in effect as of the date hereof or with practices implemented subsequent to the date hereof regarding executive employees of the Company generally; (iv) the Company requires Employee to relocate to any city or community outside of the Houston, Texas metropolitan area, other than travel on Company business to an extent consistent with Employee's position, title, offices, duties, responsibilities and status with the Company as of the date hereof; or (v) provided the Company shall have been informed, in writing, of such material breach and given a period of not more than sixty (60) days to remedy same, there is any material breach by the Company of this Agreement.

      (c) Employee acknowledges that the Severance Payments made to Employee under Section 4(b)(ii) constitute adequate consideration for Employee's agreements set forth in Section 4(a) and (b) hereof.

     (d) Employee will not during the two-year period following the Termination Date, solicit, entice, persuade or induce, directly or indirectly, any employee (or person who within the preceding ninety (90) days was an employee) of any of the Related Parties or any other person who is under contract with or rendering services to any of the Related Parties, to
(i) terminate his employment by, or contractual relationship with, such person, (ii) refrain from extending or renewing the same (upon the same or new terms), (iii) refrain from rendering services to or for such person,
(iv) become employed by or to enter into contractual relations with any Persons other than such person, or (v) enter into a relationship with a competitor of any of the Related Parties.

     5.     Business Records.

     (a) The Employee agrees to promptly deliver to the Company, upon termination of his employment by the Related Parties, or at any other time when the Company so requests, all documents produced by Employee or coming into his possession and relating to the business of the Related Parties, including, without limitation: all geological and geophysical reports and related data such as maps, charts, logs, seismographs, seismic records and other reports and related data, calculations, summaries, memoranda and opinions relating to the foregoing, production records, electric logs, core data, pressure data, lease files, well files and records, land files, abstracts, title opinions, title or curative matters, contract files, notes, records, drawings, manuals, correspondence, financial and accounting information, customer lists, statistical data and compilations, patents, copyrights, trademarks, trade names, inventions, formulae, methods, processes, agreements, contracts, manuals or any other documents relating to the business of the Related Parties (collectively, the "Related Parties' Business Records"), and all copies thereof and therefrom.

     (b) The Employee confirms that all of the Related Parties' Business Records (and all copies thereof and therefrom) that are required to be delivered to the Company pursuant to this Section constitute the exclusive property of the Company and the other Related Parties.
     (c) The obligation of confidentiality set forth in Section 3 shall continue notwithstanding the Employee's delivery of any such documents to the Company.

     (d) Notwithstanding the foregoing provisions of this Section 5 or any other provision of this Agreement, the Employee shall be entitled to retain any written materials which, as shown by the Employee's records, were in Employee's possession on or prior to the date hereof, subject to the Company's right to receive a copy of all such materials relating to the business of the Related Parties.

     (e) The provisions of this Section 5 shall continue in effect notwithstanding termination of the Employee's employment for any reason.

     6.     Miscellaneous.

      (a) The invalidity or non-enforceability of any provision of this Agreement in any respect shall not affect the validity or enforceability of this Agreement in any other respect or of any other provision of this Agreement. In the event that any provision of this Agreement shall be held invalid or unenforceable by a court of competent jurisdiction by reason of the geographic or business scope or the duration thereof, such invalidity or unenforceability shall attach only to the scope or duration of such provision and shall not affect or render invalid or unenforceable any other provision of this Agreement, and, to the fullest extent permitted by law, this Agreement shall be construed as if the geographic or business scope or the duration of such provision had been more narrowly drafted so as not to be invalid or unenforceable.

     (b) Employee acknowledges that the Company's remedy at law for any breach of the provisions of this Agreement is and will be insufficient and inadequate and that the Company shall be entitled to equitable relief, including by way of temporary and permanent injunction, in addition to any remedies the Company may have at law.

     (c) The representations and covenants contained in this Agreement on the part of the Employee will be construed as ancillary to and independent of any other agreement between the Company and the Employee, and the existence of any claim or cause of action of the Employee against the Company or any of the other Related Parties or any officer, director, or shareholder of the Company or any of the other Related Parties, whether predicated on Employee's employment or otherwise, shall not constitute a defense to the enforcement by the Company of the covenants of the Employee contained in this Agreement. In addition, the provisions of this Agreement shall continue to be binding upon the Employee in accordance with their terms, notwithstanding the termination of the Employee's employment for any reason.

     (d) The parties to this Agreement agree that the limitations contained in Section 4 with respect to time, geographical area, and scope of activity are reasonable. However, if any court shall determine that the time, geographical area, or scope of activity of any restriction contained in
Section 4 is unenforceable, it is the intention of the parties that such restrictive covenant set forth herein shall not thereby be terminated but shall be deemed amended to the extent required to render it valid and enforceable.

     (e) Any notices or other communications required or permitted to be sent hereunder shall be in writing and shall be duly given if personally delivered or sent postage pre-paid by certified or registered mail, return receipt requested, at the addresses set forth on the signature page hereof. Either party may change his or its address for the sending of notice to such party by written notice to the other party sent in accordance with the provisions hereof.

     (f) This Agreement may not be altered or amended except by a writing, duly executed by the party against whom such alteration or amendment is sought to be enforced.

     (g) THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF TEXAS (WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS THEREOF), AND THAT THE COURTS IN THE STATE OF TEXAS SHALL BE THE EXCLUSIVE COURTS OF JURISDICTION AND
VENUE FOR ANY LITIGATION, SPECIAL PROCEEDING, DISPUTE OR OTHER PROCEEDING AS BETWEEN THE PARTIES THAT MAY BE BROUGHT OR ARISE OUT OF, IN CONNECTION WITH, OR BY REASON OF THIS AGREEMENT.

     (h) This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

     (i) This Agreement may be executed in counterparts, each of which shall be an original and all of which together shall constitute one and the same instrument.

     (j) This Agreement shall terminate and be of no further force and effect at such time as the Investors own none of the initially issued shares of Cumulative Redeemable Preferred Stock, Series B of the Company.



     IN WITNESS WHEREOF, each of the parties hereto has executed this Agreement in multiple counterparts as of the day and year first above written.


                              COMPANY:
Addresses:
                              BARGO ENERGY COMPANY


                              By: /s/ Tim J. Goff
                                   Name: Tim J. Goff
                                   Title: President



                              EMPLOYEE:


                               /s/ Tim J. Goff
                               Tim J. Goff

                               EXHIBIT A
                                 to

                Confidentiality and Non-Compete Agreement
                              between

                 Bargo Energy Company and Tim J. Goff


     All royalty interests owned by Tim J. Goff individually as of May 14, 1999, as well as interests owned as of May 14, 1999 by Pledger Partners, Ltd., a Texas limited partnership, St. Martinville Partners, Ltd., a Texas limited partnership, Paloma Partners, Ltd., a Texas limited partnership, Bargo Energy Company, a Texas general partnership, Bargo Energy Resources, Ltd., a Texas limited partnership, Bargo Energy Corporation, a Texas corporation, Bargo Energy Partners, Ltd., a Texas limited partnership, Gas Solutions, Ltd., a Texas limited partnership, TJG Investments, Inc., a Texas corporation, and Bargo Operating Company, Inc., a Texas corporation (collectively, the "Oil and Gas Interests"), plus future increases by Mr. Goff or any foregoing entity of his or its share of an Oil and Gas Interest in the same property in which the original Oil and Gas Interest is held as of May 14, 1999 by Mr. Goff or such entity, as applicable.