Form 10QSB
period 1999-06-30
BARGO ENERGY CO
filed 1999-08-16
CIK 51072

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1999

     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 92,173,596 shares of common stock, par value $0.01 per share, issued and outstanding as of August 13, 1999.

Transitional Small Business Disclosure Format (Check One): Yes  No X

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

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                      (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEET

                                JUNE 30, 1999

                                  (UNAUDITED)

                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $     1,081,921
     Trade accounts receivable, no allowance for
          doubtful accounts considered necessary:
          Joint interest billings                                 70,483
          Accrued oil and gas sales                            3,298,549
          Advance to related party                                55,421
                                                               ---------
               TOTAL CURRENT ASSETS                            4,506,374
                                                               ---------

PROPERTY AND EQUIPMENT

     Oil and gas properties, full cost method                 56,425,047
     Other                                                       675,135
                                                              ----------
               TOTAL PROPERTY AND EQUIPMENT                   57,100,182
                                                              ----------
     Less accumulated depletion, depreciation
          and amortization                                    (3,639,197)
                                                              ----------
               NET PROPERTY AND EQUIPMENT                     53,460,985

OTHER ASSETS

     Goodwill, net of accumulated amortization of $108,333     1,891,667
     Loan costs, net of accumulated amortization of $125,796     945,345
     Mining properties held for sale                              39,977
     Other                                                         1,306
                                                               ---------
               TOTAL OTHER ASSETS                              2,878,295
                                                               ---------
     TOTAL ASSETS                                       $     60,845,654
                                                              ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                  $        427,282
     Trade accounts payable                                    2,710,651
     Accrued oil and gas proceeds payable                        548,265
     Accrued interest payable                                    476,874
     Advance from related party                                   52,968
                                                              ----------
               TOTAL CURRENT LIABILITIES                       4,216,040
                                                              ----------

LONG TERM DEBT, less current portion                           2,083,333
                                                              ----------

DEFERRED TAX LIABILITY                                           214,000
                                                              ----------

STOCKHOLDERS' EQUITY

Preferred stock (10% cumulative redeemable);
$.01 par value(liquidation preference of $50,000,000 plus
accrued and unpaid dividends);5,000,000 shares authorized,
issued and outstanding                                           50,000

Common stock, $.01 par value; 120,000,000 shares authorized,
91,830,544 shares issued and outstanding                        918,104
Additional paid-in capital                                   53,600,068
Treasury stock                                                  (30,874)
Retained earnings (deficit)                                    (205,017)
                                                             -----------
               TOTAL STOCKHOLDERS' EQUITY                    54,332,281
                                                             -----------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    60,845,654
                                                             ===========

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                    (FORMERLY FUTURE PETROLEUM CORPORATION
                              AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                  Three Months Ended
                                                       June 30,
                                             ----------------------------
                                                1999               1998
                                             ----------       -----------
REVENUES

     Oil and gas sales                      $ 3,014,631        $  574,187
                                              ---------           -------
          TOTAL REVENUES                      3,014,631           574,187
                                              ---------           -------
COSTS AND EXPENSES

     Lease operations and production taxes    1,382,534           352,720
     General and administrative                 804,269           142,786
     Depletion, depreciation and amortization 1,181,526           100,616
                                              ---------           -------
          TOTAL EXPENSES                      3,368,329           596,122
                                              ---------           -------
OTHER INCOME

     Interest expense                          (537,871)         (116,232)
     Interest income                              1,181               609
     Miscellaneous income                         -0-               6,556
                                              ---------          ---------
          TOTAL OTHER INCOME AND (EXPENSE)     (536,690)         (109,067)
                                              ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES              (890,388)         (131,002)

DEFERRED INCOME TAX BENEFIT (EXPENSE)           302,000             -0-
                                             ----------          ---------
NET INCOME (LOSS)                        $     (588,388)      $  (131,002)
                                             ==========          =========
NET INCOME (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                             (.01)             (.02)
                                             ----------          ---------
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                             71,478,458         6,033,000
                                             ----------         ----------

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                    (FORMERLY FUTURE PETROLEUM CORPORATION
                              AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                  Six Months Ended
                                                       June 30,
                                             ----------------------------
                                                1999               1998
                                             ----------       -----------
REVENUES

     Oil and gas sales                      $ 5,216,181        $ 1,090,529
                                              ---------          ---------
          TOTAL REVENUES                      5,216,181          1,090,529
                                              ---------          ---------
COSTS AND EXPENSES

     Lease operations and production taxes    2,318,004            643,448
     General and administrative               1,667,506            220,653
     Depletion, depreciation and amortization 2,172,568            202,314
                                              ---------           --------
          TOTAL EXPENSES                      6,158,078          1,066,415
                                              ---------          ---------
OTHER INCOME

     Interest expense                        (1,409,134)         (282,126)
     Interest income                              5,014             2,717
     Miscellaneous income                         -0-              10,961
                                              ---------          ---------
          TOTAL OTHER INCOME AND (EXPENSE)   (1,404,120)         (268,448)
                                              ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES            (2,346,017)         (244,334)

DEFERRED INCOME TAX BENEFIT (EXPENSE)           797,000                 0
                                             ----------          ---------
NET INCOME (LOSS)                        $   (1,549,017)      $  (244,334)
                                             ==========          =========
NET INCOME (LOSS) PER COMMON SHARE -
     BASIC AND DILUTED                             (.03)             (.04)
                                             ----------          --------
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                             59,842,374         6,033,000
                                             ----------         ---------

                    BARGO ENERGY COMPANY AND SUBSIDIARIES

                    (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)
                                                  Six Months Ended
                                                       June 30,
                                              --------------------------
                                                1999               1998
                                            -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                     $  (1,549,017)       $(244,334)
     Adjustments to reconcile net income
     (loss) to net cash provided by
            operating activities:
          Depletion, depreciation, and
            amortization                       2,172,568           202,314
          Amortization of debt issue costs       100,352             -0-
          Deferred income taxes                 (797,000)            -0-
          Change in working capital items:
               Decrease (increase) in
                    accounts receivable         (733,032)           95,107
               Increase in advances to
                    related parties              (47,421)            -0-
               Increase (decrease) in accounts payable
                    and accrued liabilities    1,334,790           (44,119)
               Decrease in advances from
                    related parties             (513,032)            -0-
               Other                              (7,877)          (11,471)
                                               ---------          --------
               NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES              (39,669)           (2,503)
                                               ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties   (10,433,047)       (1,080,887)
     Additions to property and equipment         (27,135)            -0-
                                               ---------          --------
               NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES         (10,460,182)        (1,080,887)
                                              ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt             655,262            660,000
     Purchase of treasury stock                 (34,305)             -0-
     Repayment of long-term debt            (38,003,647)            (5,216)
     Proceeds from issuance of stock         50,000,000            191,649
     Stock issuance costs                    (2,205,468)             -0-
     Loan costs                                 (81,141)             -0-
     Proceeds from exercise of stock options     10,071              -0-
                                              ---------           --------
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES               10,340,772            846,433
                                              ---------           --------
NET INCREASE (DECREASE) IN CASH                (159,079)          (263,957)

CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                 1,241,000            292,931
                                              ---------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $1,081,921        $    55,974
                                             ==========           ========
SUPPLEMENTAL INFORMATION:
     Cash paid during the period
                 for interest                $1,253,002        $   282,126
                                             ==========           ========

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                   (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           FOR THE PERIODS INDICATED

                                  (UNAUDITED)



                               Preferred Stock          Common Stock
                              Shares     Amount        Shares    Amount
                             --------   --------      --------  ----------
BALANCES, DECEMBER 31, 1997       -0-   $    -0-      5,678,779  $  57,000

Shares issued for oil and gas
     properties               100,000      1,000      5,163,192     52,000
Shares issued for fixed assets    -0-        -0-      2,414,776     24,000
Shares issued for retirement
     of debt                      -0-        -0-      8,495,683     85,000
Shares issued for options
     exercised                    -0-        -0-        110,000      1,000
Shares issued for payment
     of interest                  -0-        -0-        267,400      2,000
Shares issued for services        -0-        -0-        190,236      2,000
Net income                        -0-        -0-            -0-        -0-
                            ---------    -------      ---------  ---------

BALANCES, DECEMBER 31, 1998   100,000    $ 1,000     22,320,066  $ 223,000

Stock issuance costs              -0-        -0-            -0-        -0-

Shares issued for options
     exercised                    -0-        -0-         37,720        377
Preferred shares converted to
     Common                   (100,000)    (1,000)   26,000,000    260,000
Series B preferred shares
    (with detachable warrants)
    issued for cash           5,000,000    50,000           -0-        -0-
Shares issued in exchange for
    Detachable warrants           -0-        -0-     43,815,810    438,158
Treasury shares acquired for cash -0-        -0-       (343,052)    (3,431)
Net income (loss)                 -0-        -0-            -0-        -0-
                            ---------    -------     ----------  ---------

BALANCES, JUNE 30, 1999      5,000,000    $50,000    91,830,544  $ 918,104
                             =========   ========     ==========  =========

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                   (FORMERLY FUTURE PETROLEUM CORPORATION
                               AND SUBSIDIARIES)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           FOR THE PERIODS INDICATED

                                  (UNAUDITED)

                                                        Total
                             Additional               Retained    Stock-
                             Paid-In     Treasury     Earnings   holders'
                              Capital     Stock       (Deficit)  Equity
                             --------   --------      --------  ----------
BALANCES, DECEMBER 31, 1997 $4,413,000  $    -0-     $(64,000)  $4,406,000

Shares issued for oil and gas
     properties                 21,000       -0-           -0-      74,000
Shares issued for fixed assets 593,000       -0-           -0-     617,000
Shares issued for retirement
     of debt                 1,312,000       -0-           -0-   1,397,000
Shares issued for options
     exercised                  57,000       -0-           -0-      58,000
Shares issued for payment
     of interest                66,000       -0-           -0-      68,000
Shares issued for services      81,000       -0-           -0-      83,000
Net income                         -0-       -0-     1,408,000   1,408,000
                             ---------    -------    ---------   ---------

BALANCES, DECEMBER 31, 1998 $6,543,000  $    -0-    $1,344,000  $8,111,000

Stock issuance costs        (2,205,468)      -0-           -0-  (2,205,468)
Shares issued for options
     exercised                   9,694       -0-           -0-      10,071
Preferred shares converted to
     Common                   (259,000)      -0-           -0-         -0-
Series B preferred shares
    (with detachable warrants)
    issued for cash         49,950,000       -0-           -0-  50,000,000
Shares issued in exchange for
    Detachable warrants       (438,158)      -0-           -0-         -0-
Treasury shares acquired for cash -0-     (30,874)         -0-     (34,305)
Net income (loss)                 -0-        -0-    (1,549,017) (1,549,017)
                             ---------    -------     ----------  ---------

BALANCES, JUNE 30, 1999   $53,600,068  $  (30,874)   $(205,017) $54,332,281
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

As of December 31, 1998, the Company owned estimated net proved reserves of approximately 15,145,000 barrels of oil equivalent. Approximately 54% of the Company's reserves are proved developed producing reserves. Quantities stated as equivalent barrels of oil reserves are based on a factor of six mcf of natural gas per barrel of oil.

STRATEGIC DEVELOPMENTS

On April 26, 1999 (the "Effective Date"), Future Petroleum Corporation, a Utah corporation ("Future"), merged with Bargo Energy Company, a Texas corporation ("Bargo"). Bargo was incorporated under the name FPT Corporation on January 26, 1999 as a wholly owned subsidiary of Future solely for the purpose of reincorporating Future in Texas.

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

In connection with the transaction, the Company, Bargo Energy Resources, Ltd., TJG Investments, Inc., Bargo Energy Company, Tim J. Goff, Thomas Barrow, James E. Sowell and Bargo Operating Company, Inc. (collectively, the "Bargo Group"), B. Carl Price, Don Wm. Reynolds (Mr. Price and Mr. Reynolds are referred to as the "Price Group"), EnCap Equity 1994
Limited Partnership and the Investors entered into a Second Amended and Restated Shareholders' Agreement ("Shareholders' Agreement"). Under the Shareholders' Agreement, the holders of the Preferred Stock have the right, for so long as the Preferred Stock is outstanding and until the occurrence of certain other events, to appoint there designated nominees to the Board of Directors. In Addition, the EnCap entities have the right to appoint two nominees to the Board of Directors and the members of the Bargo Group have the right to appoint two nominee to the Board of Directors. The Price Group no longer has the right to appoint nominees to the Board of Directors. The Shareholders' Agreement also sets forth certain rights of first refusal and tag along rights among the parties thereto.

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

The Company's properties are located onshore principally in Texas, New Mexico and Oklahoma. As of August 13, 1999, the Company owns interests in a total of 459 gross (323 net) producing wells, of which 209 wells are operated by the Company. As of that date, the Company had oil and gas rights in leases comprising 29,111 gross (25,822-net) acres.

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

On May 14, 1999 the Company acquired the Raccoon Bend field located in Austin and Waller Counties, Texas from Exxon Corporation. The Company utilized funds from its equity financing closed on the same day to acquire the properties. Bargo owns a 100% Working Interest and a 80% Net Revenue Interest in this field which has 65 active wells which produce over 600 barrels of oil per day.

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

The Company reported a consolidated net loss of $588,388 for the quarter ended June 30, 1999 compared to a consolidated net loss of $131,002 for the quarter ended June 30, 1998. At June 30, 1999, the Company had working capital of $290,000, which was a $247,000 increase from the $43,000 of working capital that the Company had as of June 30, 1998. This increase in working capital was due primarily to the increased oil and gas sales resulting from the acquisition of proved reserves referred to above.

Effective August 14, 1998, the Company entered into a credit agreement with Bank of America ("Credit Agreement"). Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties as well as by certain pledges of the Company's Common Stock. See "Strategic Developments." The Credit Agreement initially provided for a commitment amount of $20 million and a $10.5 million borrowing base ("Borrowing Base"). This Credit Agreement was amended and increased to $27.5 million on November 15, 1998. In December 1998, the Company amended and restated the Credit Agreement to increase the commitment amount to $50 million subject to a borrowing base as determined by Bank of America on an acquisition by acquisition basis. The Credit Agreement is comprised of two Tranches, Tranche A and Tranche B.

At June 30, 1999, the Tranche A loan commitment amount was $35 million, of which $2.5 million had been borrowed. The Company has a choice of two different interest rates under the Tranche A loan, the Base Rate or the LIBO Rate. The debt bears interest under the Base Rate at the higher of the lender's "Reference Rate" or the Federal Funds Rate plus .5%. The debt bears interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 2%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $50,000 with a minimum transfer amount of $250,000. The Company may borrow, pay, reborrow and repay under the Credit Facility until December 4, 1999, on which date the revolving credit line converts to a four-year term loan with quarterly principal installments.

At December 31, 1998, the Tranche B loan commitment amount was $12 million, of which $8.945 million had been borrowed. In connection with the May 4, 1999 equity transaction on May 17, 1999, the Company repaid $9.6 million, the full amount outstanding under Tranche B.

On May 14, 1999, the Company issued Preferred Stock and Common Stock for an aggregate purchase price of $50 million as described under "Strategic Developments."

CASH FLOW TO OPERATING ACTIVITIES

Operating activities of the Company during the three months ended June 30,1999 used net cash of $253,992. In the same period during 1998, operations used net cash of $21,493. Investing activities in the three months ended June 30, 1999, used net cash of $9,895,763, primarily due to the acquisition of oil and gas properties. Financing activities in the three months ended June 30, 1999 provided net cash of $9,968,236 primarily due to proceeds from the equity transaction described above net of debt repayments.

RESULTS OF OPERATIONS

Comparison of Quarters Ended June 30, 1999 and 1998

Total revenues for the three months ended June 30, 1999 increased to $3,014,631 from $574,187 for the same period in 1998, primarily due to the acquisition of oil and gas properties. Production costs increased from $352,720 in the three months ended June 30, 1998 to $1,382,534 in the three months ended June 30, 1999 due to the purchase of proved reserves. General and administrative expenses increased to $804,269 from $142,786 in 1998 due to overhead associated with the Company's increased acquisition activity. The Company had a net loss of $588,388 for the three months ended June 30, 1999 compared to a net loss of $131,002 for the same period in 1998, primarily due to the acquisition of proved reserves. The majority of the cash flow generated from these additional reserves was primarily used to pay interest costs incurred in acquiring the reserves. Interest expense for the three months ended June 30, 1999 was $537,871 compared to $116,232 for the same period in 1998. Depreciation, depletion and amortization for the three months ended June 30, 1999 was $1,181,526. For the same period in 1998, the total was $100,616. This increase is primarily a result of increased production volumes.

Comparison of Six months ended June 30, 1999 and 1998

Total revenues for the six months ended June 30, 1999 increased to $5,216,181 from $1,090,529 for the same period in 1998, primarily due to the acquisition of oil and gas properties. Production costs increased from $643,448 in the six months ended June 30, 1998 to $2,318,007 in the six months ended June 30, 1999 due to the purchase of proved reserves. General and administrative expenses increased to $1,667,506 from $220,653 in 1998 due to increased overhead associated with the Company's increased acquisition activity. The Company had a net loss of $1,549,017 for the six months ended June 30,1999 compared to a net loss of $244,334 for the same period in 1998,primarily due to the acquisition of proved reserves. The majority of the cash flow generated from these additional reserves was primarily used to pay interest costs. Interest expense for the six months ended June 30, 1999 was $1,409,134 compared to $282,126 for the same period in 1998. Depreciation, depletion and amortization for the first six months of 1999 was $2,172,568. For the same period in 1998, the total was $202,314.
This increase is primarily a result of increased production volumes.


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

                               PART II
                         OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Pursuant to an Information Statement distributed to stockholders of the Company on March 10, 1999, stockholders representing 94.3% of the voting power of the Company on January 31, 1999 consented to:

     .  the reincorporation of the Company as a Texas corporation;
     . a change to the Company's Articles of Incorporation increasing the authorized capital stock to 125 million shares, of which 120 million shares are Common Stock and 5 million are preferred stock; and
     .  the change of the Company's name to Bargo Energy Company.

The consenting stockholders owned or were entitled to vote 45,565,562 shares of the Company's common stock, including shares of common stock the consenting stockholders were entitled to vote as a result of ownership of preferred stock. All of the actions consented to by the stockholders of the Company were effected pursuant to Articles of Merger filed with the Texas and Utah Secretary of State on April 26, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)          Exhibits.

Exhibit
Number                    Title of Document                      Location
---------------------------------------------------------------------------

2.                Plan of acquisition, reorganization,               (1)
                  arrangement, liquidation of succession

  2.1             Purchase and Sale Agreement between                 (4)
                  Exxon Corporation and Future Acquisition
                  1995, Ltd., et al

3.                Articles of Incorporation and By-laws

  3.1             Articles of Incorporation of Bargo Energy Company   (2)

  3.2             Agreement and Plan of Merger, dated as of           (2)
                  April 6, 1999 between Future Petroleum Corporation and FPT Corporation

  3.3             By-laws of Bargo Energy Company                     (2)

  3.4             Amendment to Bargo Energy Company By-laws           (3)

4. Instruments defining the rights of security holders

  4.1             Certificate of Designations of Cumulative           (3)
                  Redeemable Preferred Stock, Series B

10                Material Contracts

  10.1            Second Amended and Restated Shareholders'           (3)
                  Agreement, dated May 14, 1999, by and among Bargo Energy Company, B. Carl Price, Don Wm. Reynolds,
                  Energy Capital Investment Company PLC, EnCap
                  Equity 1994 Limited Partnership, Bargo Energy
                  Resources, Ltd., TJG Investments, Inc., Bargo
                  Energy Company, Tim J. Goff, Thomas Barrow,
                  James E. Sowell, Bargo Operating Company, Inc.,
                  EnCap Energy Capital Fund III-B, L.P., BOCP
                  Energy Partners, L.P., EnCap Energy Capital Fund
                  III, L.P., Kayne Anderson Energy Fund, L.P.,
                  BancAmerica Capital Investors SBIC I, L.P., Eos
                  Partners, L.P., Eos Partners SBIC, L.P., Eos
                  Partners SBIC II, L.P., and SGC Partners II LLC.

  10.2            Second Amendment to Registration Rights Agreement   (3)
                  dated May 14, 1999 between Energy Capital
                  Investment Company PLC, EnCap Equity 1994
                  Limited Partnership, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy
                  Capital Fund III, L.P., Kayne Anderson Energy
                  Fund, L.P., BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners, L.P., Eos Partners SBIC,
                  L.P., Eos Partners SBIC II, L.P., and SGC
                  Partners II LLC.

  10.3            Consent to Amendment to Registration Rights         (3)
                  Agreement by TJG Investments, Inc., Bargo Energy Company, Bargo Energy Resources, Ltd., Bargo
                  Operating Company, Inc., Tim J. Goff, Thomas
                  Barrow, James E. Sowell, B. Carl Price, Don Wm.
                  Reynolds, Christie Price, Robert Price and
                  Charles D. Laudeman

  10.4            Amendment No. 1 to Amended and Restated Credit      (3)
                  Agreement dated May 14, 1999 between Bargo
                  Energy Company and Bank of America National
                  Trust and Savings Association

  10.5            Amended and Restated Secured Promissory Note        (3)
                  dated May 14, 1999 between Bar Bargo Energy
                  Company and Bank of America National Trust and Savings Association

  10.6            Consent and Agreement dated May 14, 1999            (3)
                  be between Bargo Energy Company and Bank of America National Trust and Savings Association

  10.7            SBA Side Letter dated May 14, 1999 between Bargo    (3)
                  Energy Company and BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners SBIC, L.P.,
                  Eos Partners SBIC II, L.P., and SGC Partners
                  II LLC.

  10.8            SBA Side Letter dated May 14, 1999 between          (3)
                  Bargo Energy Company, EnCap Equity 1994 Limited
                  Partnership, TJG Investments, Inc. Bargo
                  Energy Company, Bargo Energy Resources, Ltd., Bargo Operating Company, Inc., Tim J. Goff and
                  BancAmerica Capital Investors SBIC I, L.P., Eos
                  Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC.

  10.9            Stock Purchase Agreement dated May 14, 1999         (3)
                  between Bargo Energy Company and Energy Capital
                  Investment Company PLC, EnCap Energy Capital
                  Fund III-B, L.P., BOCP Energy Partners, L.P.,
                  EnCap Energy Capital Fund III, L.P., Kayne
                  Anderson Energy Fund, L.P., BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners, L.P., Eos
                  Partners SBIC, L.P., Eos Partners SBIC II,
                  L.P., and SGC Partners II LLC.

  10.10           Bargo Energy Company 1999 Stock Incentive Plan      (3)

  10.11           Confidentiality and Non-compete Agreement dated     (3)
                  May 14, 1999 between Bargo Energy Company and
                  Tim J. Goff

11.               Statement regarding computation of per share        (1)
                  earnings

15.             Letter on unaudited interim financial information     (1)

18.             Letter on change in accounting principles             (1)

19.             Report furnished to security holders                  (1)

22.             Published report regarding matters submitted to vote  (1)

24.             Power of attorney                                     (1)

27.             Financial data schedule                               (4)

99.             Additional exhibits
___________________________________

(1)     Inapplicable to this filing.

(2) Incorporated by reference from the Company's Current report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1999. (file no. 000-08609)

(3) Incorporated by reference from the Company's Quarterly report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999.
        (file no. 000-08609)

(4)     Filed herewith.



(b)          Reports on Form 8-K.


The following reports on From 8-K were filed during the quarterly period ended June 30, 1999:

1) Amendment No. 1 to Current Report on From 8-K dated November 19, 1998, filed May 27, 1999 reporting Item 7. Financial Statements and Exhibits. The financial statements included the Historical Summaries of Revenues and Direct Operating Expenses of the Cody Properties and the notes thereto and Unaudited Pro Forma Financial Information of the Company reflecting the acquisition of the Cody Properties and the notes thereto.

2) Current Report on Form 8-K dated May 14, 1999, filed May 21, 1999 reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits.

3) Amendment No. 1 to Current Report on Form 8-K dated December 15, 1998, filed May 4, 1999 reporting Item 7. Financial Statements and Exhibits. The financial statements included Bargo Resources, Ltd.'s Financial Statements and the notes thereto and Future Petroleum Corporation's and Bargo Energy Resources, Ltd.'s Unaudited Pro Forma Combined Statements of Operations and the notes thereto.

4) Current Report on Form 8-K dated April 26, 1999, filed April 29, 1999 reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BARGO ENERGY COMPANY
                                   (Registrant)




Dated:  August 16, 1999     By:     /s/ Kimberly G. Seekely
                                     Kimberly G. Seekely,
                                     Chief Financial Officer

The following exhibits are included as part of this report:

                          EXHIBIT INDEX

Exhibit
Number                    Title of Document                      Location
---------------------------------------------------------------------------

2.                Plan of acquisition, reorganization,               (1)
                  arrangement, liquidation of succession

  2.1             Purchase and Sale Agreement between                 (4)
                  Exxon Corporation and Future Acquisition
                  1995, Ltd., et al

3.                Articles of Incorporation and By-laws

  3.1             Articles of Incorporation of Bargo Energy Company   (2)

  3.2             Agreement and Plan of Merger, dated as of           (2)
                  April 6, 1999 between Future Petroleum Corporation and FPT Corporation

  3.3             By-laws of Bargo Energy Company                     (2)

  3.4             Amendment to Bargo Energy Company By-laws           (3)

4. Instruments defining the rights of security holders

  4.1             Certificate of Designations of Cumulative           (3)
                  Redeemable Preferred Stock, Series B

10                Material Contracts

  10.1            Second Amended and Restated Shareholders'           (3)
                  Agreement, dated May 14, 1999, by and among Bargo Energy Company, B. Carl Price, Don Wm. Reynolds,
                  Energy Capital Investment Company PLC, EnCap
                  Equity 1994 Limited Partnership, Bargo Energy
                  Resources, Ltd., TJG Investments, Inc., Bargo
                  Energy Company, Tim J. Goff, Thomas Barrow,
                  James E. Sowell, Bargo Operating Company, Inc.,
                  EnCap Energy Capital Fund III-B, L.P., BOCP
                  Energy Partners, L.P., EnCap Energy Capital Fund
                  III, L.P., Kayne Anderson Energy Fund, L.P.,
                  BancAmerica Capital Investors SBIC I, L.P., Eos
                  Partners, L.P., Eos Partners SBIC, L.P., Eos
                  Partners SBIC II, L.P., and SGC Partners II LLC.

  10.2            Second Amendment to Registration Rights Agreement   (3)
                  dated May 14, 1999 between Energy Capital
                  Investment Company PLC, EnCap Equity 1994
                  Limited Partnership, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy
                  Capital Fund III, L.P., Kayne Anderson Energy
                  Fund, L.P., BancAmerica Capital Investors SBIC I,
                  L.P., Eos Partners, L.P., Eos Partners SBIC,
                  L.P., Eos Partners SBIC II, L.P., and SGC
                  Partners II LLC.

  10.3            Consent to Amendment to Registration Rights         (3)
                  Agreement by TJG Investments, Inc., Bargo Energy Company, Bargo Energy Resources, Ltd., Bargo
                  Operating Company, Inc., Tim J. Goff, Thomas
                  Barrow, James E. Sowell, B. Carl Price, Don Wm.
                  Reynolds, Christie Price, Robert Price and
                  Charles D. Laudeman

  10.4            Amendment No. 1 to Amended and Restated Credit      (3)
                  Agreement dated May 14, 1999 between Bargo
                  Energy Company and Bank of America National
                  Trust and Savings Association

  10.5            Amended and Restated Secured Promissory Note        (3)
                  dated May 14, 1999 between Bar Bargo Energy
                  Company and Bank of America National Trust and Savings Association

  10.6            Consent and Agreement dated May 14, 1999            (3)
                  be between Bargo Energy Company and Bank of America National Trust and Savings Association

  10.7            SBA Side Letter dated May 14, 1999 between Bargo    (3)
                  Energy Company and BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners SBIC, L.P.,
                  Eos Partners SBIC II, L.P., and SGC Partners
                  II LLC.

  10.8            SBA Side Letter dated May 14, 1999 between          (3)
                  Bargo Energy Company, EnCap Equity 1994 Limited
                  Partnership, TJG Investments, Inc. Bargo
                  Energy Company, Bargo Energy Resources, Ltd., Bargo Operating Company, Inc., Tim J. Goff and
                  BancAmerica Capital Investors SBIC I, L.P., Eos
                  Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC.

  10.9            Stock Purchase Agreement dated May 14, 1999         (3)
                  between Bargo Energy Company and Energy Capital
                  Investment Company PLC, EnCap Energy Capital
                  Fund III-B, L.P., BOCP Energy Partners, L.P.,
                  EnCap Energy Capital Fund III, L.P., Kayne
                  Anderson Energy Fund, L.P., BancAmerica Capital
                  Investors SBIC I, L.P., Eos Partners, L.P., Eos
                  Partners SBIC, L.P., Eos Partners SBIC II,
                  L.P., and SGC Partners II LLC.

  10.10           Bargo Energy Company 1999 Stock Incentive Plan      (3)

  10.11           Confidentiality and Non-compete Agreement dated     (3)
                  May 14, 1999 between Bargo Energy Company and
                  Tim J. Goff

11.               Statement regarding computation of per share        (1)
                  earnings

15.             Letter on unaudited interim financial information     (1)

18.             Letter on change in accounting principles             (1)

19.             Report furnished to security holders                  (1)

22.             Published report regarding matters submitted to vote  (1)

24.             Power of attorney                                     (1)

27.             Financial data schedule                               (4)

99.             Additional exhibits

___________________________________

(1)     Inapplicable to this filing.

(2) Incorporated by reference from the Company's Current report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 1999. (file no. 000-08609)

(3) Incorporated by reference from the Company's Quarterly report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999.
        (file no. 000-08609)

(4)     Filed herewith.

                               Exhibit 2.1


             P U R C H A S E   A N D   S A L E   A G R E E M E N T

                                 BETWEEN

                            EXXON CORPORATION

                                   AND

                    FUTURE ACQUISTION 1995, LTD., ET AL

                      EFFECTIVE TIME:  JANUARY 1, 1999


                           TABLE OF CONTENTS

ARTICLE 1.  DEFINITIONS                                       5
  1.01.  Additional Instruments                               5
  1.02.  Allocation                                           5
  1.03.  Associated Parties                                   5
  1.04.  Base Purchase Price                                  5
  1.05.  Business Day                                         5
  1.06.  Claim or Claims                                      5
  1.07.  Closing                                              5
  1.08.  Closing Date                                         5
  1.09.  Code                                                 5
  1.10.  Condition                                            5
  1.11.  Effective Time                                       5
  1.12.  Environmental Laws                                   5
  1.13.  Execution Date                                       6
  1.14.  Exxon-operated                                       6
  1.15.  Interest or Interests                                6
  1.16.  Liability or Liabilities                             7
  1.17.  Material Difference                                  7
  1.18.  NORM                                                 7
  1.19.  Oil                                                  7
  1.20.  Occurrence                                           7
  1.21.  Operator                                             7
  1.22   Produced Water in Shallow Sands Recommendations      7
  1.23.  Produced Water in Shallow Sands Facilities           7
  1.24.  Property or Properties                               8
  1.25.  Real Property Taxes                                  8
  1.26.  Related Agreements                                   8
  1.27.  Strict Liability                                     8
  1.28.  Well or Wells                                        8
ARTICLE 2.  PURCHASE AND SALE                                 8
ARTICLE 3.  PURCHASE PRICE                                    8
  3.01.  Base Purchase Price                                  8
  3.02.  Performance Deposit and Payment                      8
  3.03.  Additional Consideration:  Retained Royalty Interest 8
  3.04.  Allocation of Base Purchase Price                   11
ARTICLE 4.  ASSET CLASSIFICATION                             11

ARTICLE 5.  BUYER'S REVIEW                                   11
  5.01.  Buyer's Review before Signing this Agreement        11
  5.02.  Access to Exxon-Operated Interests                  12
  5.03.  Environmental Assessment                            12
  5.04.  Access to Interests Operated by Others              12
  5.05.  Materials, Facilities, Platforms and Equipment      12
  5.06.  No Warranty of Accuracy; Disclaimer                 13
  5.07.  Buyer's Confidentiality Obligations                 13
ARTICLE 6.  TITLE AND TITLE DEFECTS                          13
  6.01.  Title Defect                                        13
  6.02.  Adjustments to Allocations                          14
  6.03.  Description and Other Errors                        15
ARTICLE 7.  PRE-CLOSING OBLIGATIONS                          15
  7.01.  Preferential Rights                                 15
  7.02.  Related Agreements                                  16
  7.03.  Third-Party Notifications and Approvals             16
  7.04.  Change of Operator                                  16
ARTICLE 8.  CLOSING                                          16
  8.01.  Closing Date                                        16
  8.02.  Buyer's Request to Delay Closing                    16
  8.03.  Exxon's Right to Delay Closing                      17
  8.04.  Closing Obligations                                 17
  8.05.  Offset of Amounts Owed to Exxon                     19
  8.06.  Condition Precedent                                 19
  8.07   Buyer's Representation by Closing                   19
  8.08   Insurance                                           19
ARTICLE 9.  POST-CLOSING OBLIGATIONS                         19
  9.01.  Filing and Recording                                19
  9.02.  Copies                                              19
  9.03.  Further Assurances                                  19
  9.04.  Post-Closing Third Party Consents                   19
  9.05.  Reassignment                                        20
  9.06.  Buyer's Compliance                                  20
  9.07.  Property Sales Accounting Agreement                 20
  9.08.  Plugging and Abandoning Wells; Remediation          20
  9.09.  Surrender or Abandonment of Interests               21
  9.10.  Exxon's Retained Deep Rights Subject to Exploitation
         Agreement                                           21
ARTICLE 10.  TAXES                                           22
  10.01.  Real Property Taxes                                22
  10.02.  Production Taxes                                   22
  10.03.  Other Taxes                                        22
ARTICLE 11.  OIL IN STORAGE, PROCEEDS, COSTS, EXPENSES, CLAIMS,
  AND DISBURSEMENTS                                          22
  11.01.  Oil in Storage                                     22
  11.02.  Proceeds, Costs, and Expenses                      23
  11.03.  Notice to Remitters of Proceeds                    23
  11.04.  Reservation of Claims                              24
ARTICLE 12.  EXXON-OPERATED INTERESTS                        24
  12.01.  Operation by Exxon                                 24
  12.02.  Charges Paid by Buyer                              24
  12.03.  Risk of Loss                                       24
  12.04.  Removal of Signs                                   25
ARTICLE 13.  INTERESTS OPERATED BY OTHERS                    25
ARTICLE 14.  PREFERENTIAL RIGHT TO PURCHASE OIL              25
ARTICLE 15.  PREFERENTIAL RIGHT TO PURCHASE GAS              25
ARTICLE 16. BUYER'S RELEASE DISCHARGE AND COVENANT NOT TO SUE; BUYER'S OBLIGATIONS TO INDEMNIFY, DEFEND, AND HOLD HARMLESS;
  DISPUTE RESOLUTION                                         25
  16.01.  Buyer's Release of Exxon and its Associated
          Parties                                            25
  16.02.  Buyer's Covenant Not to Sue Exxon or its Associated
          Parties                                            25
  16.03.  Buyer's Obligations to Indemnify, Defend, and Hold
          Exxon and its Associated Parties Harmless          26
  16.04.  Buyer's Obligations                                26
  16.05.  Buyer's Duty to Defend                             28
  16.06.  Alternate Dispute Resolution and Arbitration       29
  16.07.  Buyer's Waiver of Consumer Protection Laws         29
  16.08.  Retroactive Effect                                 29
  16.09.  Inducement to Exxon                                29
ARTICLE 17.  ENVIRONMENTAL MATTERS                           29
  17.01.  Buyer's Acknowledgment Concerning Possible Contamination
          of the Interests and Property                      30
  17.02.  Adverse Environmental Conditions                   30
  17.03.  Remediation                                        31
  17.04.  Produced Water in Shallow Sands                    32
  17.05.  Disposal of Materials, Substances, and Wastes; Compliance
          with Law                                           34
ARTICLE 18.  BUYER'S REPRESENTATIONS                         34
  18.01.  Representations Not Exclusive                      34
  18.02.  Security Laws                                      34
  18.03.  Basis of Buyer's Decision                          34
  18.04.  Material Factor                                    35
ARTICLE 19.  GAS IMBALANCES                                  35
ARTICLE 20.  FINAL SETTLEMENT STATEMENT                      35
ARTICLE 21.  BROKER'S AND FINDER'S FEES                      35
ARTICLE 22.  COMMUNICATIONS                                  35
ARTICLE 23.  BUYER'S DEFAULT                                 36
ARTICLE 24.  HART-SCOTT-RODINO ANTITRUST IMPROVEMENTS
             ACT OF 1976                                     36
ARTICLE 25.  DISCLAIMERS OF WARRANTIES                       36
ARTICLE 26.  MISCELLANEOUS                                   36
  26.01.  Entire Agreement                                   36
  26.02.  Successors and Assigns; Amendment; Survival        37
  26.03.  Choice of Law                                      37
  26.04.  Assignment                                         37
  26.05.  No Admissions                                      37
  26.06.  No Third-Party Beneficiaries                       37
  26.07.  Public Communications                              37
  26.08.  Headings and Titles                                37
  26.09.  Exhibits                                           37
  26.10.  Includes                                           37
  26.11.  Severability                                       37
  26.12.  Counterparts                                       37
  26.13.  Conflicts                                          37
  26.14.  Not to Be Construed against Drafter                38
  26.15.  No Waiver                                          38
  26.16.  Express Negligence Rule; Conspicuousness           38
  26.17.  Execution by the Parties                           38

EXHIBIT A -- DESCRIPTION OF THE INTERESTS                    40
EXHIBIT A-1 -- DESCRIPTION OF EXXON PIPELINE FACILITIES AND
               EQUIPMENT                                     76
EXHIBIT B -- DESCRIPTION OF EASEMENTS AND RIGHTS-OF-WAY      77
EXHIBIT C -- FORM OF ASSIGNMENT AND BILL OF SALE             83
EXHIBIT D -- PROPERTY SALES ACCOUNTING AGREEMENT             93
EXHIBIT E -- ALERNATE DISPUTE RESOLUTION AND ARBITRATION 95 EXHIBIT F -- ENVIRONMENTAL ASSESSMENT AND TESTING
             CONFIDENTIALITY                                103

         P U R C H A S E   A N D   S A L E   A G R E E M E N T

This Purchase and Sale Agreement ("Agreement") is between Exxon Corporation, a New Jersey corporation with an address of P. O. Box 2180, Houston, Texas 77252-2180 ("Exxon"), as seller, Future Acquisition 1995, Ltd., a Texas limited partnership, and Future Petroleum Corporation, a Texas corporation, with an address of 700 Louisiana, Suite 3700, Houston, Texas 77002 (collectively, "Buyer"), as buyer, effective on the Execution Date.

Buyer desires to purchase certain Interests from Exxon, and Exxon desires to sell them to Buyer, subject to the terms and conditions of this Agreement. It is the parties' intent that Buyer have responsibility and liability for all matters relating to the Interests assigned, whether related to events occurring before or after closing this transaction, except to the limited extent provided in this Agreement.

In consideration of their mutual promises under this Agreement, the benefits to be derived by each party, and other good and valuable consideration, Buyer and Exxon agree as follows:


                        ARTICLE 1.  DEFINITIONS

The following terms, when used in this Agreement, will have the following definitions:

1.01. Additional Instruments. The instruments executed by Buyer before Closing and delivered to Exxon in connection with this transaction, including Buyer's investigation of and bid for the Interests.

1.02. Allocation. The amount allocated by Buyer to each individual part of the Interests.

1.03. Associated Parties. Successors, assigns, directors, officers, employees, agents, contractors, subcontractors, and affiliates.

1.04.     Base Purchase Price.  The amount set forth in Section 3.01.

1.05. Business Day. Any day that the headquarters offices of Exxon Company, U.S.A., in Houston, Texas, are scheduled to be and are open for business.

1.06. Claim or Claims. Collectively, claims, demands, causes of action, and lawsuits asserted or filed by any person, including an artificial or natural person; a local, state, or federal governmental entity; a person holding rights under any Related Agreement; an Associated Party of Buyer or Exxon; or a third party.

1.07. Closing. The delivery of the conveyancing instruments and funds by the parties to close the purchase and sale of the Interests.

1.08. Closing Date. The date on which Closing is scheduled to and does occur.

1.09.     Code.  The Internal Revenue Code of 1986, as amended.

1.10.     Condition.  Defined in Section 17.02.

1.11. Effective Time. 7 a.m. local time where the Interests are located, on January 1, 1999.

1.12. Environmental Laws. Applicable federal, state, and local laws, including statutes, regulations, orders, ordinances, and common law, currently enacted or enacted in the future and relating to protection of public health, welfare, and the environment, including those laws relating to storage, handling, and use of chemicals and other hazardous materials; those relating to the generation, processing, treatment, storage, transport, disposal, cleanup, remediation, or other management of waste materials or hazardous substances of any kind; and those relating to the protection of environmentally sensitive or protected areas. "Environmental Laws" includes the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976, the Clean Water Act, the Safe Drinking Water
Act, the Hazardous Materials Transportation Act, the Toxic Substance Control Act, and the Clean Air Act, as each is amended from time to time.

1.13. Execution Date. The date on which the last of the parties executes this Agreement.

1.14. Exxon-operated. The interests and facilities of which Exxon is Operator.

1.15. Interest or Interests. Exxon's interest in the oil and gas leasehold estates or other interests from the surface down to the stratigraphic equivalent of the base of the Cockfield formation as found at 4,997' MD in the Humble Oil & Refining Co. Diemar #Y-12,
API #42015 4400, set forth on Exhibit A, together with the following:

         (a) Exxon's interest in each Well located on the leases and land described on Exhibit A.

         (b) the easements, permits, licenses, surface and subsurface leases, rights-of-way, servitudes, and other surface and subsurface rights affecting the land and leases described on Exhibit A, including those set forth on Exhibit B.

         (c) Exxon's ownership interest in material, equipment, and facilities in and on the land and used solely in connection with the use or operation of the leasehold estates and other interests described on Exhibit A for oil or gas purposes.

         (d) applicable interests in the facilities and pipelines located pursuant to the rights described in (b) above and necessary to market the production from the Interests, but excluding all facilities and pipelines owned by Exxon Pipeline Company, as described in Exhibit A-1.

         (e) Exxon's interest in contracts affecting the Interests, including agreements for sale or purchase of oil, gas, and other hydrocarbons; processing agreements; division orders; unit agreements; operating agreements; and other contracts and agreements arising out of, connected with, or attributable to production from the Interests.

         (f) Exxon's Raccoon Bend field office and Raccoon Bend field well files.

The Interests do not include the reservations, exceptions, and exclusions listed on Exhibits A and B or the following:

(A) pipelines, fixtures, equipment, and interests in land owned by third parties such as lessors, purchasers, or transporters of oil or gas, including Exxon's affiliates, specifically Exxon Pipeline Company.

(B) computer and telecommunications equipment located at the Raccoon Field office, vehicles, boats, tools, pulling machines, and other equipment and material temporarily located on the Property.

(C) items excluded in information or correspondence provided to Buyer before the Execution Date.

(D)     Exxon's interest in a gas processing plant not listed on Exhibit A.

(E) Exxon's interest in personal property, fixtures, equipment, pipelines, facilities, and buildings located on the Property, but currently in use in connection with the ownership or operation of other property not included in the Interests.

(F) Exxon's interest in Produced Water in Shallow Sands Facilities, as these facilities are described in Section 1.23 below. Exxon will be responsible for the operation and maintenance of these Facilities.

1.16. Liability or Liabilities. Collectively, all damages (including consequential and punitive damages), including those for personal injury, death, or damage to personal or real property (both surface and subsurface) and costs for remediation, restoration, or clean up of contamination, whether the injury, death, or damage occurred or occurs on or off the Property by migration, disposal, or otherwise; losses; fines; penalties, xpenses; costs to remove or modify facilities on or under the Property; plugging liabilities for all Wells; attorneys' fees; court and other costs incurred in defending a Claim; liens; and judgments; whether these damages and other costs are foreseeable or unforeseeable.

1.17.     Material Difference.  Defined in Section 19.02.

1.18.     NORM.  Naturally occurring radioactive material.

1.19. Oil. Crude oil, distillate, drip gasoline, condensate, and other liquid hydrocarbons.

1.20.     Occurrence.  Defined in Section 17.03.

1.21. Operator. The person, company, or other entity recognized as operator of an Interest by the applicable regulatory agency.

1.22. Produced Water in Shallow Sands Recommendations. The recommendations for the remediation of the Evangeline aquifer shallow water sands (Recommendations) Exxon has committed to the Railroad Commission of Texas (TRRC) to perform (until such time as Exxon acquires all of the water rights underlying a 72-acre surface area, hereinafter called the "Remediation Tract", delineated on map number 225 as shown in Exxon's Data Room and labeled as the "Extent of Salt Water Charging of Blue Sand Aquifer"), and the periodic monitoring by Exxon to confirm the containment of the ground water plume (reference Exxon's letter to the dated June 13, 1994 regarding "Complaint #03-02680"). Exxon has recommended that the remediation cease upon Exxon's acquisition of all of the water rights underlying the Remediation Tract ("Water Rights"). By letter dated August 12, 1994, TRRC approved Exxon's Recommendations, subject to Exxon's acquisition of all the Water Rights, to ensure that no water wells will be completed in the affected aquifer.

1.23. Produced Water in Shallow Sands Facilities. The equipment and facilities that Exxon is currently using and that will be retained by Exxon under this Agreement and used in the future to conduct the remediation described in Section 1.22. above, including the monitor wells, recovery wells, pumps, and flowlines that gather the ground water from the monitor wells and recovery wells and the flowline to the Raccoon Bend Woodley Station Salt Water Disposal System (SWDS). After Closing, Exxon's ownership and control of the Produced Water in Shallow Sands Facilities will extend to, but not beyond, and Buyer's ownership will commence, at the first inlet flange past the inlet meter, where the Produced Water in Shallow Sands Facilities' flowline enters the Woodley Station SWDS, which System is located on the Property and is included in the Interests.

1.24. Property or Properties. The real property in which and on which the Interests exist or are located, whether in whole or in part.

1.25.     Real Property Taxes.  Defined in Section 10.01.

1.26.     Related Agreements.  Defined in Section 7.02.

1.27. Strict Liability. Includes strict statutory liability and strict products liability.

1.28. Well or Wells. All wellbores, both abandoned and unabandoned, including oil wells, gas wells, injection wells, disposal wells, and water wells.

                        ARTICLE 2.  PURCHASE AND SALE

Pursuant to Buyer's offer, Exxon agrees to sell the Interests to Buyer, and Buyer agrees to buy them from Exxon, for the consideration recited in and subject to the terms of this Agreement.

                         ARTICLE 3.  PURCHASE PRICE

3.01. Base Purchase Price. The Base Purchase Price is Ten Million Dollars ($10,000,000.00) subject to adjustment only as provided in this Agreement.

3.02. Performance Deposit and Payment. As evidence of good faith, Buyer has deposited with Exxon a performance deposit of $500,000.00. The performance deposit will be credited to the Base Purchase Price at Closing, will not bear interest, and is not refundable except as provided in this Agreement.
If Closing does not occur as to any Interest, and this Agreement provides that the performance deposit allocable on a pro rata basis to that Interest is to be refunded for any reason, Exxon will deduct any amounts due to it under this Agreement and remit the remainder of the performance deposit to Buyer, without interest. The performance deposit is not an earnest money deposit or liquidated damages, and forfeiture of the performance deposit as provided in this Agreement will be in addition to, and not in lieu of, the rights and remedies Exxon may have under law or in equity for Buyer's failure to perform as provided in this Agreement.

3.03.     Additional Consideration:  Retained Royalty Interest.
In addition to the cash consideration offered for the purchase of the Interests, Buyer will pay Exxon a royalty interest ("RRI") from the oil (called "product") produced from the Interests which will be calculated and paid, on a yearly basis, according to the following formula:


     ([A - B] x C) x 50 % = amount due to Exxon each year for the product

     A   =   average unit price, weighted by volume, received for the product
     B   =   Base Price, as specified below, for the product
     C   =   volume of the product allocated to the Interests

If the resulting amount for the product in a given year is zero or less, no amount will be due for that product for that year, but any resulting negative number will not be used to offset amounts due for that product in any future years.

The "volume of the product allocated to the Interests" will be the volume of that product allocated to the net revenue interest to be conveyed to Buyer.

The initial "Base Price" for the product will be $17.50/bbl. The initial Base Price will be effective from the Effective Time through the year 1999. Thereafter, the Base Price will be escalated, beginning with 2000. amounts due in 2000, by three percent (3%) per year.

The unit price of each product will be deemed to be the greater of:
a) the amount actually received by Buyer in an arms-length sale of the product; or b) the amount published by Exxon for West Texas Intermediate, less $0.25, and gravity adjusted, for the year of the calculation, provided that, if Exxon ceases to establish a price for the product in question, Exxon and Buyer will negotiate in good faith to agree upon an alternative source for the price of such product. If the parties cannot agree, the dispute will be resolved under the terms of Exhibit "E" of the Purchase and Sale Agreement. The unit price of each product will be calculated at the well, and will include any deductions (except those expressly excluded below) required to yield the wellhead price.

The RRI will: (i) not bear any of the expenses of exploring, developing, or operating the Interests, nor any of the expenses of marketing production therefrom, including gathering, compression, treating, processing and transportation costs; (ii) not be subject to any ad valorem taxes (any such tax liability imposed will be paid by Buyer); and (iii) be exclusive of, and in addition to, any royalties, overriding royalties or payments out of production affecting the Interests.

All amounts due hereunder will be paid yearly, to be posted no later than the 30th of January for the previous year's production. If payment is not made within the time prescribed, the unpaid amount will bear interest at the rate of one percent (1%) for each month, or fraction of a month, by which payment is delayed, or the maximum lawful rate, whichever is less.

Each payment will be accompanied by a statement detailing the calculation of the amount due, containing at least the following information for the product on which an interest is retained: (i) the volume produced; (ii) the volume allocated to Buyer; (iii) the average unit price, including any adjustment made to determine the average unit price at the well; (iv) if the average unit price was determined using method (b), above, an explanation of why that method was used. Buyer's statements will be due each year, whether or not a payment is due. Exxon, upon notice to Buyer, will have the right to audit Buyer's accounts and records relating to the revenues from the Interests, and any other records relating to the determination of the amounts due Exxon, for any calendar year within the twenty-four (24) month period following the end of the calendar year.

If Buyer does not pay to Exxon any amounts due within fifteen (15) days of receipt of a written demand for payment from Exxon, or if Buyer files for protection, whether voluntarily or involuntarily, under the bankruptcy laws of the United States, then Exxon will have the right to (i) collect from the purchaser of the product any amounts due Exxon (including interest) and not paid in accordance with the terms of this Agreement, each purchaser being entitled to rely on Exxon's written statement regarding the amount due Exxon hereunder; and (ii) take in kind up to fifty percent (50%) of any or all of the product allocated to the Interests (with the specific percentage taken to be determined by Exxon) until Exxon has received in kind an amount of production equal in value to all amounts due Exxon (including interest). The average unit price of the product taken by Exxon will be determined utilizing the mechanism provided in this section. Exxon will not incur any liability for the expenses of operating the Interests as a result of its taking of any product pursuant to the right granted herein. The rights of Exxon under this section are and will be rights in and to the Interests.

In addition, in order to secure the payment of any and all amounts due
Exxon, Buyer will grant to Exxon a subordinated lien upon Buyer's share of: (1) the product when produced; (2) all accounts receivable accruing or arising as a result of the sale of the product; and (3) all cash or other proceeds from the sale of the product once produced. Such lien in favor of Exxon shall be subordinate and inferior to the liens and security interests securing Buyer's purchase money financing from Bank of America National Trust and Savings for the Interests and all renewals, extensions, modifications and rearrangements thereof. Exxon agrees to execute whatever documents may be necessary to evidence the subordination of its lien to the liens securing such financing to the reasonable satisfaction of counsel for Buyer's lender. Buyer will execute whatever documents may be necessary to perfect or otherwise render effective the lien, including, but not limited to any financing statements that may be required for such purpose.

Notwithstanding any assignment of the Interests, Buyer will remain liable for payments of all amounts provided for in this section, and for all obligations related to payment, unless and until the assignment has been approved by Exxon, with such approval not to be unreasonably withheld.

Any method used to measure the production of the product from the Interests in order to determine the amounts due Exxon must be approved by Exxon, with approval not to be unreasonably withheld. In addition, Exxon will have the right to require that the meters and/or other equipment utilized for measurement be tested at reasonable intervals and the right to witness the testing, all in accordance with procedures to be agreed upon by the parties acting in good faith.

The interests reserved herein will be a permanent burden on the leases that are included in the Interests, and will continue in effect as to each lease for so long as the lease remains in effect. In addition, if Buyer secures a renewal or extension of any such lease, covering all or any part of the land previously covered thereby, then the interests reserved will apply to the renewed or extended lease. A "renewal" or "extension" of a lease will mean any lease or leases covering all or a part of the land covered by the leases that are included in the Interests that is or are executed within one (1) year from the termination of any lease included in the Interests.

The undersigned acknowledges that Exxon makes no warranty, express or implied, with respect to title to the properties. Exxon shall sell all equipment "AS IS WHERE IS" and makes no warranty, express or implied, including warranties of merchantability or fitness for a particular purpose. Exxon makes no warranty, express or implied, as to the accuracy, correctness or completeness of any of the information, data or other materials provided by Exxon in this offering or as to the amount of reserves or ability of the properties to produce. Such information, data or other materials provided by Exxon in this offering is done so as a matter of convenience and any reliance or use of such information, data, or other materials is done so at Buyer's sole risk.

The undersigned expressly waives the provisions of Chapter XVII, Subchapter E, Sections 17.41 through 17.63, inclusive (other than Section 17.555, which is not waived), Vernon's Texas Codes Annotated, Business and Commerce Code (The "Deceptive Trade Practices Act"). The undersigned also acknowledges that Exxon has made no statements or representations concerning the present or future value of the anticipated income, cost, or profits, if any, to be derived from the interests offered for sale.

3.04. Allocation of Base Purchase Price. Within five business days after receipt of an allocation form from Exxon, Buyer will deliver to Exxon an Allocation of the Base Purchase Price to each individual part of the Interests listed on the form (including an Allocation for non-investment account balances such as gas-production-imbalance accounts and, as required for compliance with applicable law, for equipment or other items). Buyer will make reasonable allocations, in good faith, and Exxon may rely on the Allocations for all purposes. The Allocations will be used (a) to notify holders of preferential rights of Buyer's offer; (b) to collect taxes, to the extent required by law and as provided in Article 10; (c) as a basis for adjustments to the Base Purchase Price; and (d) as otherwise provided in this Agreement.

If Buyer allocates a negative amount to any Interest, and the basis of the negative Allocation is for a reason other than a gas-production-imbalance account in favor of Exxon as the overproduced party, Exxon may withdraw the Interest from this Agreement, and the Base Purchase Price will be increased by the absolute value of the negative dollar Allocation for that Interest.

Additionally, Exxon reserves the right, at any time before Closing, to withdraw any Interest from this Agreement and close as to the remaining Interests for the respective Allocations for those Interests.

                         ARTICLE 4.  ASSET CLASSIFICATION

If reporting requirements under Section 1060 of the Code and applicable regulations apply to this transaction, the parties will classify the Interests as Class III assets. If either party files an Asset Acquisition Statement (Form 8594) with respect to this transaction with its federal tax return, that party will give advance written notice to the other party, deliver a copy of the form to the other party not less than fifteen days before filing it with the Internal Revenue Service, and incorporate the other party's reasonable comments into the form before it is filed.

                          ARTICLE 5.  BUYER'S REVIEW

5.01. Buyer's Review before Signing this Agreement. Exxon gathered data relating to the Interests and the Property for Buyer's review before Buyer submitted a bid and signed this Agreement. The data included files in Exxon's possession concerning the Interests and the Property (for example, uninterpreted geological, geophysical, production, engineering, and other technical data and records; contract, land, lease, and permit records;
files concerning petroleum, produced water, wastes and other materials that may have leaked, spilled, or been disposed of on-site, pits and pit closures, burial, landfarming, landspreading, underground injection, and solid waste disposal sites; and files concerning Claims, if any, relating to the Interests and the Property). Buyer must notify Exxon in writing if it wishes to review any additional files or data, but Exxon's obligation to provide additional data is limited to data that are reasonably available to it. Exxon has no obligation to provide access to, and Buyer waives all claims to inspect, Exxon's interpretive, predictive, confidential, private, proprietary, or privileged information (including personnel records), or information whose dissemination is restricted by agreements between Exxon and third parties. Exxon has no obligation to provide any information to Buyer that is available to the general public, whether in the public records or from a governmental entity or agency on request. By entering into this Agreement, Buyer acknowledges and represents that it has reviewed the Interests and Property to its satisfaction to enable it to make its bid and execute this Agreement. Buyer may request adjustments to the Allocations and the Base Purchase Price after the Execution Date only for Title Defects, Conditions, and Material Differences, as provided in this Agreement. Buyer has undertaken all appropriate inquiry, to its satisfaction, and has made an informed decision to acquire the Interests on the basis of its own investigations and without reliance on statements or investigations by any other person, including Exxon and its Associated Parties.

5.02. Access to Exxon-Operated Interests. Buyer had the opportunity to inspect and inventory the Exxon-operated Interests and Property before signing this Agreement. On Buyer's request, Exxon will provide additional access to the Exxon-operated Interests and Property and associated facilities, at any reasonable time before Closing. If this Agreement is terminated as to any Interest, Buyer must restore the premises of that Interest to their pre-entry condition. All visits to the premises and facilities by Buyer and on Buyer's behalf will be scheduled by mutual consent of the parties, subject to Buyer's providing Exxon at least five days written notice of the locations that it wishes to visit and the proposed times. Exxon may accompany Buyer and its Associated Parties during their site visits. Entry onto the Exxon-operated Interests, Property, and facilities will be subject to third-party restrictions, if any, and to Exxon's safety, industrial hygiene, and drug and alcohol equirements and at Buyer's sole risk and expense.

5.03. Environmental Assessment. Buyer and its Associated Parties may inspect the premises and conduct an environmental assessment of the Interests and Property, including investigations to identify wetlands and sensitive and protected habitats, but Buyer must execute Exxon's form of environmental testing and confidentiality agreement before performing an assessment attached as Exhibit "F". If Buyer undertakes an environmental assessment, both the consultant (if consultants are employed) and the scope of the proposed assessment, including testing protocols, must be acceptable to Exxon before the work may begin. If Buyer and Exxon cannot agree on Buyer's proposed environmental assessment plan, then Exxon may, at its sole option, withdraw from this Agreement any of the Interests that Buyer proposes to assess or all the Interests, and the Base Purchase Price will be adjusted by the Allocation for each withdrawn Interest. If Exxon withdraws all the Interests, this Agreement will terminate, and Exxon will refund the performance deposit to Buyer. If Buyer takes samples from the Property, Exxon may require splitting of each sample. Buyer will deliver copies of all draft and final reports, results, data, and analyses of the site visits, inspections, and assessments to Exxon within five days of Buyer's receipt of them, at Buyer's cost. If Closing occurs, Exxon will keep such information confidential, except (a) to the extent that the information was public knowledge when Exxon received the information; (b) to the extent that the information becomes public knowledge without breach of this Agreement by Exxon; (c) to the extent that the information was known to Exxon before receipt of the information from Buyer; (d) where Exxon is required by a court or other legal, regulatory, or environmental authority to disclose the information; or (e) Exxon may disclose the information to the working interest owners in the Interests. If Closing does not occur, Exxon will have no confidentiality obligation with regard to this information and may disclose it to third parties or use it for any purpose.

5.04. Access to Interests Operated by Others. On request, Exxon will assist Buyer by making initial contact with the Operators of the Interests that are operated by others, but Buyer will be responsible for contacting each Operator to arrange for review of the Interests. Exxon will provide Buyer with access to Exxon file information relating to the Interests operated by others, to the extent described in Section 5.01.

5.05. Material, Facilities, Platforms, and Equipment. Major items of material, facilities, platforms, and equipment included in the Exxon-operated Interests have been described to Buyer. By signing this Agreement, Buyer acknowledges that it has had the opportunity to inspect and inventory the material, facilities, platforms, and equipment and is satisfied with them. There will be no adjustment on the basis of material, facilities, platforms, and equipment, whether for Exxon-operated Interests or Interests operated by others. Material, facilities, platforms, and equipment observed during Buyer's inspection may be used or replaced before Closing as a result of normal and customary operations.

5.06. No Warranty of Accuracy; Disclaimer. Exxon makes no warranty, and expressly disclaims all warranties, as to the accuracy or completeness of the files and other information that it may provide to Buyer. If Buyer determines during its review that any files or data may be incomplete or inaccurate, it will either notify Exxon of its conclusions in writing not later than ten days before the Closing Date or be deemed to have waived complaints as to the incompleteness or inaccuracy of the files or data.

5.07. Buyer's Confidentiality Obligations. Buyer will keep confidential all information concerning the Interests, except to the extent that information
(a) was public knowledge when Buyer received the information; (b) becomes public knowledge without breach of this Agreement by Buyer; or (c) was known to Buyer before receipt or discovery of the information in connection with its review of the Interests, from a source that was authorized to disclose the information to third parties. Buyer may not use the information for any purpose other than evaluation of the Interests and may not divulge the information to any person except those who need to know it in order to evaluate the Interests for Buyer under this Agreement. Buyer will enforce this confidentiality obligation as to all persons with whom it shares the information and is liable to Exxon for a breach of this obligation by any person to whom Buyer has disclosed the information. If this transaction does not close, Buyer will return to Exxon all information concerning the Interests that it obtained from Exxon, destroy all of its work papers and analyses that incorporate the information, and be subject to these confidentiality obligations for five years after the Execution Date.
Buyer's confidentiality obligation will not, however, survive Closing.

                     ARTICLE 6.  TITLE AND TITLE DEFECTS

6.01.     Title Defect.  "Title Defect" means any one of the following:

(a) Exxon's title at the Effective Time as to all or any part of the Interests is subject to an outstanding mortgage, deed of trust, lien, or other encumbrance or adverse claim not listed or referenced on Exhibit A that would induce a reasonable and prudent purchaser to suspend payment of proceeds for the Interest or require the furnishing of security or indemnity. Evidence that Exxon receives its full share of proceeds from a purchaser or third party Operator (not under a 100% or other division order requiring Exxon to further distribute proceeds to third parties) for an Interest creates a presumption that no Title Defect exists with respect to the Interest.

(b) Exxon's net revenue interest for an Interest at the Effective time, or at any time thereafter, is less than that shown on Exhibit A; or Exxon's working interest for an Interest, at the Effective Time or at any time thereafter, is greater than that shown on Exhibit A, unless there is a corresponding and proportionately equal increase in Exxon's net revenue interest.

(c) Exxon's interest would be reduced if a third party were to exercise a reversionary, back-in, or other similar right not listed or referenced on Exhibit A.

(d) Exxon is in material default under some material provision of a lease, farmout agreement, or other agreement, resulting in loss of all or any part of the Interests or a material impairment of the value or marketability of all or any part of the Interests.

"Title Defect" does not include the loss of lease acreage between the Effective Time and the Execution Date (whichever is earlier) and the Closing Date if the loss of lease acreage does not result in Exxon's net revenue interest or working interest for an Interest being reduced to less than that shown on Exhibit A, because the lease term expires. Buyer must notify Exxon in writing promptly if Buyer determines that Exxon's net revenue interest or working interest for an Interest is greater than that shown on Exhibit A.

6.02.     Adjustments to Allocations.

(a) Buyer may request an adjustment to an Allocation at any time on or before the tenth day before the Closing Date, if the adjustment is based on a Title Defect. Exxon may request an adjustment to an Allocation at any time before the Closing Date, if Exxon's net revenue interest or working interest for the Interest is greater than that shown on Exhibit A. A notice requesting an adjustment must be timely and in writing and include appropriate documentation to substantiate the adjustment, or the claimant will be deemed to have waived its claim to adjust the Allocation for the matter stated in the notice.

(b) If either party gives notice under the previous section, the parties will meet and use their best efforts to agree on the validity of the claim and, if applicable, the amount of the adjustment, using the following criteria:

(1) If the claim is based on Exxon's owning a different net revenue interest than that shown on Exhibit A, then the adjustment will be the absolute value of the number determined by the following formula:

   Adjustment     =  A x (1-[B/C])

   A     =     Allocation for the affected Interest

   B     =     correct net revenue interest for the affected Interest

   C     =     net revenue interest for the affected Interest as shown
               on Exhibit A

(2) If the claim is based on an obligation or burden that is liquidated in amount, then the adjustment will be the sum necessary to remove the obligation or burden from the affected Interest.

(3) If the claim is based on an obligation or burden that is not liquidated, but can be estimated with reasonable certainty, the adjustment will be the sum necessary to compensate Buyer on the Closing Date for the adverse economic effect on the affected Interest.

(c) If the amount of the adjustment for each Title Defect cannot be determined based on the above criteria, and if the parties cannot otherwise agree on the amount of an adjustment, Exxon may, at its sole option and upon written notice to Buyer, either:

(1)     terminate this Agreement and refund the performance deposit;

(2) remove the affected Interest from this Agreement and adjust the Base Purchase Price by the Allocation for that Interest; or

(3) elect to resolve the dispute under the alternate-dispute-resolution and arbitration provisions of this Agreement.

(d) The Base Purchase Price will be adjusted only if the sum (i.e. offsetting of increases and decreases) of all adjustments under this section is $100,000 or greater. If the sum of all adjustments would result in the Base Purchase Price being reduced by more than ten percent, Exxon may, upon written notice to Buyer, either:

(1)     terminate this Agreement and refund the performance deposit; or

(2) remove the affected Interest from the Agreement and adjust the Base Purchase Price by the Allocation for that Interest.

(e) Exxon may, at its sole option, elect by written notice to Buyer before the Closing Date to cure some or all of the Title Defects. No price adjustment will be made at Closing for the Title Defects that Exxon elects to cure. If any Title Defect is not cured within ninety days after Closing, the price adjustment will be determined under the criteria set forth in this section. If the net amount of all adjustments based on Title Defects is greater than $100,000, Exxon will refund the net amount to Buyer.

6.03. Description and Other Errors. If either party determines, before the Closing Date that the description of an Interest is incorrect or that certain Interests or certain gas-production-imbalance accounts were erroneously included in or erroneously excluded from the bid package, other sales information, or the conveyancing instruments, then Exxon and Buyer will meet and use their best efforts to resolve the error. If Exxon and Buyer cannot resolve an error discovered before the Closing Date, then Exxon may, at its sole option, either (a) terminate this Agreement and refund the performance deposit; (b) remove the affected Interest from this Agreement and adjust the Base Purchase Price by the Allocation for that Interest; or (c) elect to resolve the dispute under the alternate-dispute-resolution and arbitration procedures of this Agreement In addition, any oil and gas lease entered into between Exxon and Buyer at Closing will terminate if the parties cannot resolve an error that they have discovered, and Buyer will execute a release of the lease upon Exxon's request.

                       ARTICLE 7.  PRE-CLOSING OBLIGATIONS

7.01.     Preferential Rights.

(a) Notice. Exxon will notify the owners, if any, of preferential rights to purchase the Interests.

(b) Adjustment to Base Purchase Price. If a third party gives notice of its intent to exercise a preferential right to purchase any of the Interests, the Base Purchase Price will be adjusted by the Allocation for the preferential right property. If Buyer has allocated a positive dollar amount to the preferential right property, the Base Purchase Price will be reduced by the dollar amount of the positive Allocation. If Buyer has allocated a negative dollar amount to the preferential right property, the Base Purchase Price will be increased by the absolute value of the negative Allocation.

(c) Third-Party Failure to Purchase. If a third party gives notice of its intent to exercise a preferential right to purchase a preferential right property, but does not close the purchase for any reason either before or within a reasonable time after Closing, Buyer will be obligated to acquire the preferential right property under the terms of this Agreement, for the positive dollar Allocation (or if the Allocation is a negative amount, Exxon will refund the absolute value of the negative amount to Buyer, without interest). Closing on the preferential right property will be scheduled to occur within forty-five days after Buyer receives Exxon's notice that the third party has not closed. The effective time for the preferential right property will be the Effective Time under this Agreement.

7.02. Related Agreements. Except as otherwise provided in this Agreement, the sale of the Interests will be subject to all oil, gas, and mineral leases, assignments, subleases, farmout agreements, joint operating agreements, pooling agreements, letter agreements, easements, rights-of-way, gathering and transportation agreements, sales agreements, and other agreements concerning or pertaining to the Interests ("Related Agreements"), to the extent that they are binding on Exxon or its successors or assigns. Buyer will assume all of Exxon's obligations and liabilities under the Related Agreements as of the Effective Time, insofar as the obligations or liabilities concern or pertain to the Interests, and the parties will execute all documents necessary for Buyer to assume the Related Agreements. Buyer's obligation applies to all Related
Agreements, whether recorded or not.

7.03. Third-Party Notifications and Approvals. The sale of the Interests may require the approval or consent of lessors, joint interest owners, farmors, sublessors, assignors, grantors, parties to agreements, governmental bodies having jurisdiction, or other third parties. Buyer is responsible for obtaining approvals from all applicable third parties and will furnish Exxon with proof of each consent, approval, or waiver before the Closing Date. Exxon agrees to cooperate with and assist Buyer in determining the parties from whom such consents and approvals should be requested and in sending requests for such consents and approvals in a timely manner. Exxon will make reasonable efforts to obtain waivers of maintenance-of-uniform interest provisions, if any, from joint-interest owners. If Buyer does not furnish Exxon with all third-party approvals applicable to any Interest, then Exxon may, at its option, elect to (a) delay Closing as to any or all of the Interests, with no charge to either party for the delay; (b) close without all third-party approvals;
(c) terminate this Agreement and refund the performance deposit; or
(d) remove the affected Interest from this Agreement and adjust the Base Purchase Price by the Allocation for that Interest. If Exxon elects to close without all third-party approvals, Exxon may require Buyer to reassign the affected Interest to Exxon if the third-party refuses to approve the assignment after Closing. The reassignment will be in the manner described in Section 9.05.

7.04. Change of Operator. Unless prevented by applicable law, regulation, or Related Agreement, Buyer must apply for and obtain regulatory approvals and permits and satisfy requirements of financial security to operate the Interests that it intends to operate and deliver copies or other evidence of compliance to Exxon before Closing.

                            ARTICLE 8.  CLOSING

8.01. Closing Date. The Closing Date will be on or before March 1, 1999, unless delayed as provided in this Agreement, at Exxon's offices at 800 Bell Street, Houston, Texas, or at another place that Exxon designates. If the parties agree, Closing may be handled by exchange of documents (by mail or by courier). No price adjustment will be made if Closing is delayed.

8.02. Buyer's Request to Delay Closing. If Buyer requests that Closing be delayed, and if Exxon agrees in writing, Exxon may require Buyer to pay, as consideration for and a condition of its agreement, either (a) an additional performance deposit equal to ten percent of the Base Purchase Price, as adjusted to date, due to Exxon in cash or its equivalent within five days of Exxon's agreement to delay, or (b) interest on the Base Purchase Price
(less the performance deposit), as adjusted to date, at a rate of twelve percent per annum or the maximum lawful rate, whichever is less, compounded daily from the originally-scheduled Closing Date to the date that Closing occurs, to be paid at Closing. If Buyer pays interest as consideration to delay Closing, the interest will not be credited against the Base Purchase Price at Closing and is not refundable for any reason.
The additional performance deposit will be treated as the performance deposit for all purposes under this Agreement.

8.03. Exxon's Right to Delay Closing. Exxon may, at its sole option and for any reason, delay Closing for up to thirty days after the originally-scheduled Closing Date, upon written notice to Buyer.

8.04.     Closing Obligations.
(a) Certificates of Authority. Exxon may require Buyer to deliver, at least five days before the Closing Date, certificates in form and substance satisfactory to Exxon, effective as of the Closing Date and executed by Buyer's duly authorized officer, partner, or owner, as appropriate, to the effect that (1) Buyer has all requisite corporate, partnership, or other power and authority to purchase the Interests on the terms of this Agreement and to perform its other obligations under this Agreement and has fulfilled all corporate, partnership, or other prerequisites to closing this transaction, and (2) each individual executing the closing documents has the authority to act on behalf of Buyer.

(b) Change of Operatorship. For Exxon-operated Interests, and except to the extent waived by Exxon, Buyer will deliver to Exxon on or before the Closing Date the following: (1) evidence of compliance with the requirements of all laws and regulations relating to the transfer of operatorship, including those regarding the assumption of responsibility for the plugging and abandoning of each Well that is included in the applicable Interests or located on the Property; (2) evidence that the appropriate bond, surety letter, letter of credit, or other financial security has been accepted by the relevant regulatory agency; and (3) evidence that Buyer has, to the extent possible under applicable regulations, obtained all necessary permits or transfers of permits to operate the applicable Interests and Property.

(c) Closing Settlement Statement. Exxon will provide a closing settlement statement including items such as Base Purchase Price, adjustments to the Base Purchase Price (if any), performance deposit, revenue received, costs and expenses as provided in this Agreement, Real Property Taxes, severance taxes, federal excise and energy taxes, gas imbalance adjustments, and copying and recording fees, to the extent this information is available at Closing. Exxon will use estimates in the closing settlement statement to the extent that estimates are necessary and may correct the estimates in the final settlement statement.

(d) Closing Documents. The parties, as indicated, will execute the following instruments to close this transaction:

(1) An instrument in the form of the Assignment and Bill of Sale attached as Exhibit C, modified to the extent necessary to conform to the terms of this Agreement. The Assignment and Bill of Sale will be effective as of the Effective Time, be without warranty of any kind (e.g., title, fitness, condition), and restate the indemnities, releases, and waivers contained in this Agreement. Exhibit A to this Agreement states Exxon's working and net revenue interests, to the best of Exxon's knowledge and belief. The Assignment and Bill of Sale will not, however, state or warrant the working or net revenue interests assigned to Buyer. If the Interests include a fee simple interest in real property that has been used for oil, gas, or other mineral operations, Exxon may elect to restrict the future use of the land to appropriate industrial or commercial uses or open space.
After Closing, Exxon will own an interest in the Interest or Property (including overriding royalties, deep rights, and facilities, equipment, or pipelines) below the stratigraphic equivalent of the base of the Cockfield formation as found at 4,997' MD in the Humble Oil & Refining Co. Diemar #Y-12, API #42015 4400, for which Exxon will require access across the Interests or Property in order to exercise its rights, including but not limited to the right to explore for, develop, produce, and market Oil and Gas from the Interests below the base of the Cockfield formation. In the Assignment and Bill of Sale Exxon will reserve concurrent interests in the applicable easements, rights-of-way, contracts, and other rights relating to the retained or reserved interests. In addition, the Assignment and Bill of Sale will include Buyer's covenant not to interfere with the exercise of these rights by Exxon or its Assignee(s).

Exxon may require the parties to execute separate instruments for each state or county in which the Interests are located to facilitate timely recording.

(2) Letter-in-lieu-of-transfer order (or other instrument) to give notice of this transaction to remitters of proceeds.

(3) The Property Sales Accounting Agreement, substantially in the form of Exhibit D, attached.

(4) Other documents reasonably required to close this transaction and implement the terms of this Agreement, including deeds, bills of sale, and the like and instruments necessary under operating agreements, plans of unitization, laws, and regulations affecting the Interests to transfer the Interests and related obligations from Exxon to Buyer.

(5) Change-of-operator forms for Exxon-operated Wells. (If, however, the Operator of a Well must be elected and the election is after Closing, the applicable instruments will be executed after the election.)

(6)     The closing settlement statement.

(e) Third-Party Consents. Buyer will deliver proof of required third-party consents and approvals, except to the extent waived by Exxon in writing.

(f) Financial Security. A minimum of ten days (10) prior to Closing, Buyer will to deliver to Exxon the guaranty of Bargo Energy Company , as described in Section 9.08, as evidence of financial security to guarantee Buyer's obligations under this Agreement to abandon, restore, and remediate the Interests and Property.

(g) Payment to Exxon. At Closing, Buyer will pay Exxon the net amount shown on the closing settlement statement by certified check, cashier's check, or funds transfer as that term is defined in Chapter 4 of the Texas Business and Commerce Code. This amount is subject to further adjustment after Closing as provided in this Agreement. Notwithstanding any other provision of this Agreement, Buyer must make payment by the specific means stated, or Exxon may refuse to proceed with Closing until Exxon, in its sole discretion, is satisfied that it has received full payment. This right is in addition to all other rights and remedies Exxon may have under this Agreement, at law, or in equity.

(h) Delivery of Possession. Subject to the terms of applicable joint operating agreements, if any, the Related Agreements, and this Agreement, Exxon will deliver possession of the Interests to Buyer as soon as practicable after the Effective Time or the Closing Date, whichever is later.

8.05. Offset of Amounts Owed to Exxon. Before Closing, Exxon may review all outstanding accounts between Buyer and Exxon Company, U.S.A. and include any amounts due to Exxon Company, U.S.A. in the closing settlement statement. Buyer will pay the amounts due to Exxon Company, U.S.A., if any, as a condition of Closing.

8.06. Condition Precedent. Buyer's performance of its obligations under this article is a condition precedent to Exxon's obligation to close this transaction.

8.07. Buyer's Representation by Closing. By closing this transaction, Buyer will be deemed to represent to Exxon that all Buyer's representations under this Agreement and the Additional Instruments are true as of the Closing Date.

8.08. Insurance. Exxon will terminate all insurance that it has provided for the Interests on the Closing Date, except to the extent that insurance is required by or provided under a joint operating or similar agreement.
If the Effective Time is before the Closing Date, the termination will be effective retroactive to the Effective Time. Buyer relinquishes and waives, on its behalf and on behalf of all persons subrogated to Buyer's rights, all rights to claim against any insurance provided by Exxon, except to the extent that insurance is required by or provided under a joint operating or similar agreement.

                    ARTICLE 9.  POST-CLOSING OBLIGATIONS

9.01.     Filing and Recording.   Exxon will decide which party will file or
record the conveyancing documents in the appropriate governmental records. The recording party will provide either the original or photocopies of the filed or recorded document, including the recording data, as agreed by the parties, to the non-recording party. Buyer will reimburse Exxon for the filing, recording, and other reasonable fees that Exxon incurs if it files or records the documents.

9.02. Copies. Exxon agrees to maintain the files described in Section 5.01 in the current Data Room at 800 Bell, Houston, Texas for one hundred and eighty days (180) after the Closing Date, or until such time that Buyer notifies Exxon that they no longer need these files, whichever is the earlier date. During this 180-day period Buyer will have access to the files during normal business hours, subject to Exxon's standard security procedures, so as to copy, or have copied, the files Buyer desires. When copying these files, Buyer and its representatives agree to exercise the highest degree of care with the files, maintaining them in the same, or better, condition as they were found. If Buyer requests geophysical data and if Exxon is not restricted from releasing the data to Buyer, Buyer's execution of a licensing agreement satisfactory to Exxon will be a condition of Exxon's delivering the data to Buyer.

9.03. Further Assurances. Buyer and Exxon each will, from time to time after Closing and upon reasonable request, execute, acknowledge, and deliver in proper form any conveyance, assignment, transfer, or other instrument reasonably necessary to accomplish the purposes of this Agreement.

9.04. Post-Closing Third-Party Consents. If Exxon elects to close without all third-party consents and approvals, Buyer must proceed diligently after Closing to obtain and promptly provide evidence of them to Exxon.
If any party (including any governmental or regulatory agency) having a right to approve or reject assignment of any Interest by Exxon to Buyer in order for title to transfer does not approve the assignment, or if Buyer does not meet conditions imposed for approval of the assignment, after Buyer has made a good faith effort to obtain the approval or permits or to satisfy the conditions, then Exxon may require reassignment of either (a) all the Interests, or (b) those Interests for which approval or consent was not received. The Interests and Property must be in the same condition on the reassignment date as they were on the Closing Date, reasonable wear and tear excepted. Upon reassignment, Exxon will refund to Buyer the Allocation for each reassigned Interest, without interest, but adjusted for operating expenses and revenue attributable to the period before reassignment. Buyer will be responsible for all amounts due under contracts, including the Related Agreements, as to any Interest that requires approval for assignment, from the Effective Time forward. This obligation will end only if an Interest is reassigned under this Section 9.04.

9.05. Reassignment. For reassignment of any Interest under this Agreement, Buyer will execute and deliver to Exxon a reassignment by special warranty, in a form satisfactory to Exxon and sufficient to place Exxon in the same position it occupied before the assignment to Buyer. Buyer's release and discharge of Exxon and its Associated Parties, its covenant not to sue Exxon or its Associated Parties, and its obligations to indemnify, defend, and hold Exxon and its Associated Parties harmless will apply to Interests that are reassigned, and the reassignment instrument will restate Buyer's bligations.

9.06. Buyer's Compliance. Buyer will comply with all rules, regulations, statutes, and laws applicable to Buyer's ownership or operation of the Interests or Property.

9.07. Property Sales Accounting Agreement. Buyer will perform all its obligations under the Property Sales Accounting Agreement, including payment of rentals, shut-in payments, and minimum royalties.

9.08. Plugging and Abandoning Wells; Remediation. Buyer recognizes, and will perform properly and in accordance with applicable law and the Related Agreements, all obligations to abandon, restore, and remediate the Interests and Property, whether arising before or after the Effective Time, including obligations, as applicable, to:

(a) obtain plugging exceptions in Buyer's name for each Well with a current plugging exception, or permanently plug and abandon the Well.

(b)     plug, abandon, and if necessary, reabandon each Well.

(c) remove all equipment and facilities, including flowlines, pipelines, and platforms.

(d)     close all pits.

(e) restore the surface, subsurface, and offshore sites associated with the Interests or Property.

Buyer will pay all costs and expenses associated with the obligations assumed under this section after the Effective Time.

To further secure Buyer's obligations under this Section 9.08, Bargo Energy Company hereby agrees with Exxon to guarantee the performance of such obligations of Buyer to the extent the costs and expenses related to such performance do not exceed the sum of $2, 500,000.00. On each anniversary of the Closing Date, Exxon agrees in good faith to reevaluate Buyer's performance to date of its obligations under this Section 9.08 and the then current shareholders' equity of Buyer as reflected in its most recent financial statements. At such time as Exxon, in Exxon's reasonable opinion, determines that Buyer has sufficient equity to demonstrate financial responsibility for the performance of Buyer's obligations under this Section 9.08, Exxon agrees to fully release and discharge Bargo Energy Company from its guarantee of Buyer's obligations under this Section 9.08.

Notwithstanding anything contained in this Section 9.08 or other provisions of this Agreement to the contrary, until such time as Buyer is responsible for the "Remediation Tract", as described in Section 1.22, as provided in
Section 17.04, Exxon shall be solely responsible and obligated for the costs, expenses and Liabilities associated with or arising out of such matters, and Buyer shall have no obligation, liability or responsibility therefore.

 9.09. Surrender or Abandonment of Interests. If Buyer decides to surrender or abandon any of the Interests after Closing, Buyer must give Exxon written notice of its intent at least sixty (60) days before surrender or abandonment since Exxon has retained an interest in the Interests;
since Exxon and its assigns, see Section 9.10 below, have interests for which they require access across the Interests or Property in order to exercise their rights; and because Exxon has retained other interests that are held by production from the Interests. Exxon will have thirty days after receipt of Buyer's notice to notify Buyer that it elects to require Buyer to reassign the Interests, or any part of them. Reassignment will be in the manner described in Section 9.05.

9.10.  Exxon's Retained Deep Rights Subject to an Exploitation Agreement.
As was described in Section 1.15 of this Agreement, Exxon has reserved rights in this Agreement to all depths of the Interest below the stratigraphic equivalent of the base of the Cockfield formation as found at 4,997' MD in the Humble Oil & Refining Co. Diemar #Y-12, API #42015 4400 ("Deep Rights"). Exxon has previously entered into an Exploitation Agreement (EA) effective March 30, 1998 with Synergy Oil & Gas, Inc. (Synergy) covering these Deep Rights. In the EA Exxon has granted Synergy the exclusive right to explore (including the right to acquire 2-D and/or 3-D seismic data), develop and produce oil and gas from the Deep Rights; and, as an incident of these rights, Exxon has granted Synergy the rights of ingress and egress and the rights to use the surface of the Interests. Synergy is obligated to conduct all its operations under the EA in a good and workmanlike manner, and in full compliance with all applicable federal, state and local laws, and in compliance with all express and implied covenants of the oil and gas leases covering the Interests. Synergy is also obligated to advise Exxon in writing of its intended use of roads and before conducting any operations on the surface of the Interests. After Closing, Exxon will notify Synergy of this purchase and sale transaction and that future notice regarding this provision should be address to Exxon and Buyer.

After Closing, Buyer will use its best efforts to facilitate Synergy's exercise of its rights under the EA and to not interfere with Synergy's ingress and egress to the Property. If there are any significant issues concerning lease maintenance of the Interest (e.g. last well on an oil and gas lease is about to cease production), Buyer agrees to provide Exxon and Synergy notice as soon as practical, together will all available information regarding the lease maintenance issue. If Buyer fails to notify Exxon under this provision and a lease subsequently expires, if Buyer acquires a new lease on the expired interest, Buyer will offer Exxon an opportunity to reacquire the Deep Rights of the new lease. Buyer will notify Exxon by certified mail of the lease purchase, together with the material terms of the new lease including the amount of landowner's lease bonus payment. Exxon will have thirty (30) days from receipt of the notice to reimburse Buyer for twenty five percent (25%) of the landowner lease bonus. Upon receipt by Buyer of Exxon's share of the bonus payment, Buyer will assign Exxon the Deep Rights to the new lease.

Buyer also agrees to provide Exxon and Synergy, on a monthly basis, on or before the last day of the month following the month covered by the report, copies of its Railroad Commission of Texas Producer's Monthly Reports (P-1s and P-2s) for the Interests.

     Notice under this Section will be given to:
     Exxon:                                     Synergy:

     Exxon Company, U.S.A.                  Synergy Oil & Gas, Inc.
     P. O. Box 2180                         9821 Katy Freeway, Suite 800
     Houston, Texas  77252-2180             Houston, Texas 77024
     800 Bell, Room 2027D                   Attention:     Eric R. Pitcher
     Houston, Texas  77002                  Facsimile No.  713.461.4475
     Attention:      DPO Land Service Coordinator
     Facsimile No. 713.656.1512

                            ARTICLE 10.  TAXES

10.01. Real Property Taxes. Ad valorem taxes (including production-based ad valorem taxes), real property taxes, and similar obligations ("Real Property Taxes") applicable to the Interests will be apportioned between Exxon and Buyer as of the Effective Time. The basis of the apportionment will be the assessment for the calendar year in which the Effective Time occurs or, if that assessment is not known, then the basis of the apportionment will be the assessment for the previous calendar year.
If Real Property Taxes have not been paid before Closing, Buyer will be credited for Exxon's portion of the Real Property Taxes on the closing settlement statement. If they have been paid before Closing, Exxon will be credited for Buyer's portion of the taxes on the closing settlement statement. Buyer will be responsible for all Real Property Taxes that are applied to the Interests retroactively after the Effective Time.

10.02. Production Taxes. All taxes (other than Real Property Taxes and income taxes) imposed on or with respect to the production of Oil, gas, or other hydrocarbons or minerals, or the receipt of proceeds from their sale (including severance, production, and excise taxes) will be apportioned between the parties based on their respective shares of production. Exxon will be responsible for paying or withholding all taxes that have accrued before the Effective Time or as otherwise provided in the Property Sales Accounting Agreement and for filing all statements, returns, and documents pertinent to them. Buyer will be responsible for paying or withholding all taxes that accrue or are applied retroactively after the Effective Time or as otherwise provided in the Property Sales Accounting Agreement; for filing all statements, returns, documents incident to them; and for obtaining reimbursements, if any, relating to those taxes.

10.03. Other Taxes. At Closing, Exxon will collect, and Buyer will pay, all applicable state and local sales taxes, use taxes, gross receipts taxes, business license taxes, other taxes (except taxes imposed by reason of income to Exxon), and fees. The taxes collected will be based on Buyer's Allocations, as adjusted under this Agreement. Buyer will pay all state and local taxes, including penalty and interest, if any, assessed after the Effective Time against either party with respect to this transaction or, if paid by Exxon, Buyer will promptly reimburse Exxon for amounts paid. Buyer will pay all documentary stamp taxes.

   ARTICLE 11.  OIL IN STORAGE, PROCEEDS, COSTS, EXPENSES, CLAIMS, AND
                             DISBURSEMENTS

11.01. Oil in Storage. All Oil in storage at the Effective Time, including working inventory, belongs to Exxon. Title to Oil in storage for both Exxon-operated Interests and Interests operated by others will transfer to Buyer as of the Effective Time. Exxon, at its sole option, may include as "Oil in storage" all Oil in the system downstream of the wellhead at the Effective Time, including Oil in stock tanks, wash tanks, heater treaters, flowlines, and pipelines. For Exxon-operated Interests, at the Effective Time Exxon will (a) at its sole option, either run or gauge the Oil in storage, and (b) read and replace all gas meter charts. If the Effective Time is after the Execution Date, Buyer may be present for these operations. "Oil in storage" shall not include unmerchantable or unrecoverable oil such as tank bottoms, line fill and other oil, which is not physically available for sale in the course of the usual and customary operation of the Interests. Exxon will use measured Oil inventories in the closing settlement statement, if available or, if not available, then estimated Oil inventories. The estimates will be based on the average month-end inventories of the three most recent calendar months prior to the Effective Time. If there is a difference between the value of the estimated Oil in storage and the value of inventories run or gauged at the Effective Time, Exxon may include the difference in the final settlement statement. Oil inventories will be priced, at Exxon's option, at either
(A) Exxon's posted price at the Effective Time for Oil of like grade and gravity in the field where the relevant Interest is located; (B) if there is no Exxon-posted price for the field, then the average of the two highest prices, as determined by Exxon, posted by other purchasing companies in the field or locality where the Interest is located, for Oil of like grade and gravity, in effect at the Effective Time; (C) the applicable posted price, with appropriate gravity adjustments; or (D) the price received for the Oil from the purchaser (or an estimate of the price). For Interests operated by others, Exxon will include in the closing settlement statement the quantity of Oil in storage at the Effective Time as represented by the Operator or as obtained from information filed with the applicable regulatory agency. The value of Oil in storage for Interests operated by others will be determined on the same basis as that used to determine the value of Oil inventories for Exxon-operated Interests.

11.02. Proceeds, Costs, and Expenses. Except as otherwise provided in this Agreement and the Property Sales Accounting Agreement, Exxon reserves all rights to proceeds, receipts, reimbursements, credits, and income attributable to the Interests and accruing before the Effective Time.
All proceeds, receipts, credits, income, and charges attributable to the Interests and accruing from and after the Effective Time will be Buyer's property and responsibility. Exxon will, however, deliver funds attributable to the Interests and accruing from and after the Effective Time, and held in suspense or escrow, to Buyer when final settlement is made under this Agreement. Except as otherwise provided in this Agreement and the Property Sales Accounting Agreement, Exxon will make all disbursements for (a) payment of charges and invoices for costs and expenses accruing before the Effective Time and attributable to the Interests and
(b) payments necessary as the result of sales of production from the Interests occurring before the Effective Time (including disbursements out of proceeds held in suspense or escrow). Buyer will be responsible for all payments and disbursements after the Effective Time or Closing, whichever is later, but if Exxon makes any of these payments or disbursements, Buyer will reimburse Exxon for the amounts paid.

All amounts due from one party to the other under this section may be made by debits and credits in the closing and final settlement statements.

11.03. Notice to Remitters of Proceeds. Exxon will make reasonable efforts to notify all remitters of proceeds from the sale of production to advise them of this transaction. Except as otherwise provided in the Property Sales Accounting Agreement, Exxon is responsible for obtaining from the remitters revenues accrued before the Effective Time, and Buyer is responsible for obtaining from the remitters revenues accruing after the Effective Time. The parties will inform the remitters that this transaction has closed by letter-in-lieu-of-transfer order or other documents required by each remitter.

11.04. Reservation of Claims. Exxon reserves all Claims and rights of any kind concerning the Interests or Property against third parties that accrue before the Effective Time (including those against overriding royalty owners, royalty owners, working-interest owners, and gas purchasers), whether discovered before or after the Effective Time or Closing, whichever is later.


                ARTICLE 12.  EXXON-OPERATED INTERESTS

12.01. Operation by Exxon. Exxon will operate the Exxon-operated Interests until the later of the Closing Date, the Effective Time, or the time that the applicable operating agreement, plan of unitization, or law requires. As soon as practicable thereafter, operations will be turned over to, and become the responsibility of, Exxon's successor as Operator. Other than routine maintenance and operation of the Interests in the ordinary course of business, Exxon shall not, without Buyer's prior written consent, which consent shall both be timely and not unreasonably withheld, conduct or authorize any operation or expenditure with respect to the Interests customarily requiring authority for expenditure approval by working interest owners under applicable operating agreements, or any expenditure of $30,000 or more for the entire working interest, of any single project (except emergency operations). Without the prior written consent of Buyer, Exxon shall not enter into any new agreements or commitments with respect to the Interests, will not modify, terminate or settle any dispute arising out of any of the agreements relating to the Interests, including, without limitation, the Related Agreements, and will not encumber, sell, transfer, assign, convey, farmout or otherwise dispose of any of the Interests other than personal property which is replaced by equivalent property or consumed in the normal operation of
the Interests.   Notwithstanding anything to the contrary in this Agreement,
Exxon may cancel its applicable regulatory permits at any time and for any reason after it ceases to operate an Interest.
12.02. Charges Paid by Buyer. For the period of operation by Exxon after the Effective Time, Buyer will pay Exxon as follows:

(a) Operation and Maintenance Expenses: a fixed monthly rate for operation and maintenance expenses and other miscellaneous costs and expenses incidental to the operation, protection, and maintenance of the Interests and Property (but excluding costs under paragraph below) based on the average operation, maintenance, and miscellaneous costs and expenses for each Interest for the three-month period before the Effective Time.

(b) Other Costs: reimbursement for workover costs, plugging, abandoning, and reabandoning costs, and other major costs incurred by Exxon incidental to the operation, protection, and maintenance of the Interests and Property, on an actual-cost basis, if approved by Buyer in accordance with Section 12.01.

(c) Overhead: overhead at a rate equal to 25% of the sum of the amounts under paragraphs (a) and (b) above.

These charges will be included in the closing or final settlement statements, as applicable.

12.03. Risk of Loss. Unless this Agreement is terminated as to an Interest, the risk of loss for damage to or destruction of the Exxon-operated Interests and Property associated with that Interest will pass from Exxon to Buyer as of the earlier of Closing or the Effective Time, including damage or destruction resulting in whole or in part from the negligence or Strict Liability of Exxon or its Associated Parties. Damage or destruction will not be cause for Buyer to delay Closing or terminate this Agreement.

12.04. Removal of Signs. Exxon may either remove its name and signs from the Exxon-operated Interests and Property or require Buyer to do so for those Interests that it will operate. Exxon reserves a right of access to the Interests and Property after it ceases to be Operator to remove its signs and name from all Wells, facilities, and Property, or to confirm that Buyer has done so for the Interests operated by Buyer. If Exxon's name or signs remain on the Property or Interests after Exxon ceases to be Operator and Buyer has become Operator, Buyer must (a) remove any remaining signs and references to Exxon promptly, but no later than the time required by applicable regulations or forty-five days after Exxon ceases to be Operator, whichever occurs first, (b) install signs complying with applicable governmental regulations, including signs showing Buyer as Operator of the Interests it operates, and (c) notify Exxon of the removal and installation. Notwithstanding the foregoing, Exxon agrees to cooperate with Buyer in the removal process to preserve the information contained on such signs such as well name, well identification number, etc. so that Buyer is not required to recreate such information in the installation of its own signs.

               ARTICLE 13.  INTERESTS OPERATED BY OTHERS

Deleted

             ARTICLE 14.  PREFERENTIAL RIGHT TO PURCHASE OIL

Deleted

             ARTICLE 15.  PREFERENTIAL RIGHT TO PURCHASE GAS
Deleted

  ARTICLE 16. BUYER'S RELEASE, DISCHARGE, AND COVENANT NOT TO SUE; BUYER'S OBLIGATIONS TO INDEMNIFY, DEFEND, AND HOLD HARMLESS;
                       DISPUTE RESOLUTION

16.01.     Buyer's Release and Discharge of Exxon and its Associated
Parties. Buyer releases and discharges Exxon and its Associated Parties from each Claim and Liability relating to the Interests, Property, or this transaction, regardless of when or how the Claim or Liability arose or arises or whether the Claim or Liability was foreseeable or unforeseeable. Buyer's release and discharge of Exxon and its Associated Parties include Claims and Liabilities resulting in any way from the negligence or Strict Liability of Exxon or its Associated Parties, whether the negligence or Strict Liability is active, passive, joint, concurrent, or sole. The only exceptions to the obligation, convenants and agreements of Buyer under this section are stated in Sections 16.04(c) and (d).

16.02. Buyer's Covenant Not to Sue Exxon or its Associated Parties. Buyer covenants not to sue Exxon or its Associated Parties with regard to any Claim or Liability relating to the Interests, Property, or this transaction, regardless of when or how the Claim or Liability arose or arises or whether the Claim or Liability was foreseeable or unforeseeable. Buyer's covenant not to sue Exxon or its Associated Parties includes Claims and Liabilities resulting in any way from the negligence or Strict Liability of Exxon or its Associated Parties, whether the negligence or Strict Liability is active, passive, joint, concurrent or sole. The only exceptions to the obligation, convenants and agreements of Buyer under this section are stated in Sections 16.04(c) and (d).

16.03. Buyer's Obligations to Indemnify, Defend, and Hold Exxon and its Associated Parties Harmless. Buyer will indemnify, defend, and hold
Exxon and its Associated Parties harmless from each Claim and Liability relating to the Interests, Property, or this transaction, regardless of when or how the Claim or Liability arose or arises or whether the Claim or Liability was foreseeable or unforeseeable. Buyer's obligations to indemnify, defend, and hold Exxon and its Associated Parties harmless include Claims and Liabilities resulting in any way from the negligence or Strict Liability of Exxon or its Associated Parties, whether the negligence or Strict Liability is active, passive, joint, concurrent or sole. The only exceptions to the obligation, convenants and agreements of Buyer under this section are stated in Sections 16.04(c) and (d).

16.04.     Buyer's Obligations.

(a) Except as provided in Section 16.04(c) and (d), in each instance of Buyer's obligations to release, discharge, indemnify, defend, and hold Exxon and its Associated Parties harmless and its covenant not to sue Exxon or its Associated Parties, the Claims and Liabilities subject to the obligations include the following:

(1) the ownership of the Interests by Exxon, their operation by Exxon or its Associated Parties, and the acts or omissions of Exxon or its Associated Parties in connection with the Interests or the Related Agreements.

(2) the ownership of the Interests by Buyer, their operation by Buyer or its Associated Parties, and the acts or omissions of Buyer or its Associated Parties in connection with the Interests or under this Agreement or the Related Agreements.

(3)     the acts or omissions of third parties relating to the Interests.

(b) Except as provided in Section 16.04(c) and (d), Buyer's obligations under this Agreement to release, discharge, indemnify, defend, and hold Exxon and its Associated Parties harmless and its covenant not to sue Exxon or its Associated Parties include Claims and Liabilities arising in any manner from the following:

        (1)     Buyer's Allocations.

        (2) preferential and similar rights held by third parties to purchase any portion of the Interests.

        (3) the review, inspection, and assessment of the Interests and Property by Buyer and its Associated Parties.

        (4) an error in describing the Interests or an error in the conveyancing instruments.

        (5) rights and obligations of the parties or third parties under the Related Agreements.

        (6)     closing without a third-party consent or approval.

        (7) failure by third parties to approve or consent to any aspect of this transaction after Closing.

        (8) obligations to plug and abandon Wells and remediate the Interests and Property.

        (9) payment of Real Property Taxes or other taxes applicable to the Interests and Property.

       (10) payments or disbursements paid or payable by Exxon or Buyer to third parties.

       (11) a physical or environmental condition relating to the Interests and Property, including Claims and Liabilities under the Environmental Laws, or failure to comply with the Environmental Laws.

       (12) remediation activities, including damages incurred by Buyer or its Associated Parties during or arising from remediation activities.

       (13) lawsuits filed before the Effective Time, but amended after the Effective Time to include the Interests or Property or Exxon's ownership of or activities regarding the Interests or Property.

(c) Buyer's obligations to indemnify, defend, and hold Exxon and its Associated Parties harmless do not apply, however, to Claims or Liabilities that result from a judgment rendered or settlement reached in a lawsuit filed before the Effective Time, but only to the extent that acts or omissions that gave rise to the cause of action are attributable to the conduct or operation or ownership of Exxon or its Associated Parties before the Effective Time. Buyer's obligations to indemnify, defend and hold Exxon and its Associated Parties Harmless do not apply to Claims or Liabilities that result from or arise out of facts and circumstances which form the basis of the pending litigation originally styled Ronald B. Woodley, Carolin
Larman Woodley and Gladys Heather Paine v. Exxon Corporation d/b/a Exxon Company U.S.A., filed in May of 1997, and currently pending as Cause
No. 97V-040 in the 155th Judicial District Court of Austin County, Texas
(the "Woodley Litigation"). Exxon shall indemnify, defend and hold Buyer and its Associated Parties harmless from each Claim and Liability resulting from or arising out of the facts and circumstances which form the basis of the Woodley Litigation and any other suit arising out of those facts and circumstances.

Buyer's obligations to indemnify, defend, and hold Exxon and its Associated Parties harmless do not apply to Claims or Liabilities that result from Exxon's ownership of and operations of the Remediation Tract (Section 1.22) and the Produced Water in Shallow Sands Facilities (Section 1.23) UNTIL such time as Buyer assumes control and operation of, and responsibility for future regulatory compliance matters with respect to the Remediation Tract as is provided in Section 17.04. For the purposes of this Agreement "future regulatory compliance matters" refers to any such matters arising from and after Buyer assumes control and operation of, and responsibility for the Remediation Tract and the Produced Water in Shallow Sands Facilities.

(d) The parties recognize that certain lawsuits may have been filed before the Effective Time, but concern activities continuing after the Effective Time, so that after Closing Buyer may be a proper party to the lawsuit. For these lawsuits, Buyer's obligations to indemnify, defend, and hold Exxon and its Associated Parties harmless will apply to activities occurring after the Effective Time. Exxon will continue, at Exxon's expense, to defend its own interests and provide principal counsel in an action under this paragraph for which it remains a party after the Effective Time.

16.05. Buyer's Duty to Defend. Except as provided in Sections 16.04(c) and (d), Buyer acknowledges that its obligations to indemnify, defend, and hold Exxon and its Associated Parties harmless under this Agreement include obligations to pay the attorneys' fees and court and other costs incurred by Exxon and its Associated parties in defending all Claims. As to each Claim and Liability, Exxon, at its sole option, may elect to (a) manage its own defense, in which event Buyer will reimburse Exxon and its Associated Parties for all attorneys' fees and court and other costs reasonably incurred in defending a claim, upon delivery to Buyer of invoices for these fees and costs; or (b) tender its defense as to any Claim to Buyer, in which event Buyer will be responsible for all aspects of defending the Claim at issue and resulting Liabilities.

16.06. Alternate Dispute Resolution and Arbitration. This section applies to any dispute between the parties, arising at any time, that is not subject to Buyer's release and discharge of Exxon and its Associated Parties or Buyer's covenant not to sue Exxon or its Associated Parties or is not specifically excluded under this section. Whether a dispute is subject to Buyer's release, discharge, or covenant not to sue or this section (or is excluded from this section by its terms) and whether there is a contract between the parties are issues that will be resolved under the alternate dispute resolution and arbitration provisions of this section.

As to the disputes subject to this section, any Claim or controversy of whatever nature, including an action in tort or contract or a statutory action ("Disputed Claim"), or the arbitrability of a Disputed Claim, will be resolved under the terms, conditions, and procedures of Exhibit E and will be binding on both parties and their respective successors and assigns. Neither party may prosecute or commence any suit or action against the other party relating to any matters that are subject to this section.

Exxon will determine, at its sole option, whether a Claim filed by a third party against Buyer or Exxon will be subject to this section. If Buyer has notified Exxon before Closing of a Disputed Claim by Buyer before Closing and the Disputed Claim is not resolved before Closing, the Disputed Claim will not be subject to this section unless agreed by the parties.

The addresses for notice under this section are:

Exxon:                                         Buyer:

Exxon Company, U.S.A.                   Future Acquisition 1995 Ltd.
P. O. Box 2180                          700 Louisiana, Suite 3700
Houston, Texas  77252-2180              Houston, Texas  77002
Attention:     Production Department    Attention:  Tim J. Goff
                                        Asset Manager

16.07.     Buyer's Waiver of Consumer Rights under the Texas Deceptive
Trade Practices Consumer Protection Act and Other Consumer Protection Laws.
As partial consideration to Exxon to enter into this Agreement, to the extent that the Texas Deceptive Trade Practices Consumer Protection Act is applicable to this transaction, Buyer can and does expressly waive its rights under the Texas Deceptive Trade Practices Consumer Protection Act, Sections 17.41 through 17.63, Texas Business and Commerce Code, a law that gives consumers special rights and protections. After consultation with an attorney of its own selection, Buyer voluntarily consents to this waiver. In addition, Buyer waives its rights under all other consumer protection laws in other states applicable to this transaction that may be waived by the parties.

16.08. Retroactive Effect. Buyer acknowledges that its obligations to release, discharge, defend, and hold Exxon and its Associated Parties harmless and its covenant not to sue Exxon or its Associated Parties apply to matters occurring or arising before the Execution Date to the extent provided in this Agreement.

16.09. Inducement to Exxon. Buyer acknowledges that it evaluated its obligations under this article before it determined and submitted its bid for the Interests and that its assumption of these obligations is a material inducement to Exxon to enter into this Agreement with, and close the sale to, Buyer.

                    ARTICLE 17.  ENVIRONMENTAL MATTERS

17.01. Buyer's Acknowledgment Concerning Possible Contamination of the Interests and Property. Buyer is aware that the Interests and Property have been used for exploration, development, and production of oil and gas and that there may be petroleum, produced water, wastes, or other materials located on or under the Property or associated with the Interests. Equipment and sites included in the Interests or Property may contain asbestos, hazardous substances, or NORM. NORM may affix or attach itself to the inside of Wells, materials, and equipment as scale, or in other forms; the Wells, materials, and equipment located on the Property or included in the Interests may contain NORM and other wastes or hazardous substances;
and NORM-containing material and other wastes or hazardous substances may have been buried, come in contact with the soil, or otherwise been disposed of on the Property. Special procedures may be required for the remediation, removal, transportation, or disposal of wastes, asbestos, hazardous substances, and NORM from the Interests and the Property. Buyer will assume all liability for the assessment, remediation, removal, transportation, and disposal of wastes, asbestos, hazardous substances, and NORM from the Interests and Property and associated activities and will conduct these activities in accordance with all applicable laws and regulations, including the Environmental Laws.

17.02.      Adverse Environmental Conditions.

(a) Buyer will have until five (5) Business Days before Closing to notify Exxon of any material adverse environmental condition of the Interests or Property that Buyer finds unacceptable and provide evidence of the condition to Exxon. An environmental condition is a material adverse environmental condition ("Condition") only if all the following criteria are met:

        (1) The environmental condition is required to be remediated on the Execution Date under the Environmental Laws in effect on the Execution Date.

        (2) The total of the cost to remediate all environmental conditions identified by Buyer to levels required by the Environmental Laws in effect on the Execution Date is reasonably estimated to be more than $100,000.

        (3) The environmental condition was not disclosed to or known by Buyer before the Execution Date.

(b) Exxon will have ten days after receipt of Buyer's notice under the preceding paragraph, or until five days before the Closing Date if it determines that an adverse environmental condition (whether material or not) may exist with respect to an Interest or Property, to elect any of the following:

        (1) adjust the Allocation for an Interest by a mutually acceptable amount reflecting Exxon's proportionate share, based on its working interest, of the cost reasonably estimated to remediate a Condition affecting the Interest;

        (2) remove the affected Interest from this Agreement and adjust the Base Purchase Price by the Allocation for the affected Interest;

        (3)     remedy, or agree to remedy, the Condition, as provided below;
                or

        (4) terminate this Agreement. Exxon may delay Closing until the end of this thirty-day period, which delay will be in addition to and under the same terms as Exxon's right to delay Closing under Section 8.03.

(c) If Exxon and Buyer agree to adjust an Allocation because of a Condition, the amount of the adjustment will be the cost to remediate the Condition, but only to the level required by the Environmental Laws in effect on the Execution Date. Exxon may require Buyer to remit the full Allocation at Closing, without adjustment for the Condition, but if it does so, it will pay the amount of the adjustment to Buyer when the remediation is complete under applicable law. If the cost to remediate exceeds the amount of the adjustment, Buyer will pay the additional costs to remediate the Condition as required by applicable law.

17.03. Remediation. If Exxon agrees with Buyer to remediate a Condition or is required by a governmental or regulatory agency to remediate a Condition, the following will govern the remediation:

(a) Exxon will be responsible for all negotiations and contacts with federal, state, and local agencies and authorities with regard to the Condition or remediation. However, Exxon will keep Buyer informed on a timely basis of the status and progress of the remediation and provide Buyer with copies of all reports, correspondence and other relevant materials received or given by Exxon concerning the Condition of the remediation thereof, except for Exxon internal correspondence and approvals. Buyer may not make any independent contacts with any agency, authority, or other third party with respect to the Condition or remediation and will keep all information regarding the Condition and remediation confidential, except in each instance to the extent required by applicable law.

(b) Exxon will remediate the Condition to the level agreed upon by Exxon and Buyer, but in no event will Exxon be required to remediate the Condition beyond the level required by the Environmental Laws in effect on the Execution Date.

(c) Buyer will grant and warrant access to the Interests and entry on the Property after Closing to Exxon, its Associated Parties, and third parties conducting assessments or remediation, to the extent and as long as necessary to conduct and complete the assessment or remediation work, to remove equipment and facilities, and to perform any other activities reasonably necessary in connection with assessment or remediation.

(d) Buyer will use its best efforts not to interfere with Exxon's ingress and egress or assessment or remediation activities. Exxon will make reasonable efforts to perform the work so as to minimize disruption to Buyer's business activities and to the Interests and the Property.

(e) Exxon will continue remediation of the Condition until the first of the following occurs:

        (1) the appropriate governmental authorities provide written notice to Exxon or Buyer that no further remediation of the Condition is required; or

        (2) Exxon and Buyer agree that the Condition has been remediated to the level required by the Environmental Laws or as agreed by the parties. If Exxon and Buyer are unable to agree, then the extent of remediation required will be determined under an alternate dispute resolution and arbitration procedure that is agreed to by Exxon and Buyer. If Exxon and Buyer are unable to agree upon an alternate dispute resolution and arbitration procedure after making a reasonable effort, then the extent of remediation required will be determined under the alternate dispute resolution and arbitration provisions of Exhibit E. Upon the occurrence of either (1) or (2) above, Exxon will notify Buyer that remediation of the Condition is complete and provide a copy of the notification described in (1) above, if applicable. Upon delivery of Exxon's notice, Exxon will be released from all liability and have no further obligations under any provisions of this Agreement in connection with a Condition.

(f) Until Exxon completes remediation of a Condition, Exxon and Buyer will each notify the other of any pending or threatened Claim, action, or proceeding by any authority or private party that relates to or would affect the environmental condition, the assessment, or the remediation of the Interests or Property.

(g) After delivery of possession or Closing (whichever occurs first) and before Exxon has completed remediation of a Condition, if a leak, spill, or discharge of any material or substance ("Occurrence") occurs on the Property or Interests, or any part of them, Buyer will promptly notify Exxon and act promptly to minimize the effects of the Occurrence. If a spill, leak or discharge occurs and Exxon determines that it may affect the area where Exxon is conducting remediation or assessment, Buyer will hire a consultant (who must be acceptable to Exxon) to assess the effect of the occurrence on the environmental condition of the Property, Interest, and Exxon's remediation work and the cost of the additional work required as the result of the Occurrence. Unless the Occurrence was caused solely by Exxon, Buyer will be responsible for the incremental cost of remediating the impact of the Occurrence. If Exxon's remediation is expanded to incorporate remediation of the Occurrence, Buyer will promptly pay its share of costs and expenses to Exxon as the work is performed, within thirty days of receipt of invoices for the work (with supporting documentation). Payments not made timely will bear interest at a rate of twelve percent per annum or the maximum lawful rate, whichever is less, compounded daily from the date of Buyer's receipt of the invoice until paid. If the cost of the additional work equals or exceeds the cost which would have been incurred but for the Occurrence, Exxon will pay Buyer the cost that would have been incurred by Exxon to complete the remediation but for the Occurrence. As consideration for this payment, Buyer will accept the environmental condition of the Property and Interests as they exist on the date of the payment, assume full responsibility for remediating the Property and Interests and related off-site contamination in accordance with this Agreement, and agree to release, not to sue, indemnify, hold harmless, and defend Exxon and its Associated Parties as to Claims and Liabilities arising from the Occurrence to the same extent as described in Article 16.

(h) If Exxon will assess or remediate the Interests or Property after Closing, the Assignment and Bill of Sale or other recordable instrument will restate the rights and obligations of this section.

17.04. Produced Water in Shallow Sands. In the absence of a demand by the Texas Railroad Commission (TRRC) received by Exxon on or before 180 days from Closing, in which the TRRC requires Exxon recommence remediation on the Remediation Tract, Buyer will assume ownership and control of, and responsibility for the future regulatory compliance of the Remediation
Tract.   Thereafter, Buyer's obligations and commitments as described in
Articles 16 and 17 of this Agreement will apply to the future regulatory compliance of the Remediation Tract and the Produced Water in Shallow Sands Facilities, but not to Claims or Liabilities asserted by parties other than governmental regulatory authorities arising out of or in connection with the facts and circumstances which form the basis of the Woodley Litigation. After Closing and until such time, as described above, that Buyer assumes responsibility for the future regulatory compliance of the Remediation Tract and the Produced Water in Shallow Sands Facilities, Exxon will retain ownership and control of the Remediation Tract and responsibility for performing the remediation activities, if necessary and as described in Section 1.22 of this Agreement. The following provisions will govern Exxon's remediation and monitoring activities, and Buyer's cooperation with Exxon's activities, on the Remediation Tract during such period:

(a) Exxon will be responsible for the negotiations with federal, state, and local agencies with regard to the Produced Water in Shallow Sands Recommendations and the Remediation Tract until such time as Buyer assumes control and operation of, and responsibility for, the future regulatory compliance matters with respect to the Produced Water in Shallow Sands Recommendations and the Remediation Tract as provided above. Buyer shall have the right to independently verify the extent and status of the regulatory compliance issues arising out of such matters by contacting the TRRC and other appropriate agencies, authorities and third parties, and conducting such other due diligence activities as Buyer reasonably deems necessary, in order to be fully informed as to the regulatory compliance status of the Recommendations, the Remediation Tract and related matters. Buyer agrees to keep all information regarding the Remediation Tract confidential, except to the extent required by applicable law. Exxon agrees to keep Buyer informed on a timely basis of the status and progress of the discussions and negotiations, if any, with the TRRC and provide Buyer with copies of all reports, correspondence and other relevant materials received or given by Exxon concerning the Recommendations and attempts, if deemed necessary by Exxon, to obtain the approval of the TRRC to the cessation of further remediation activities, except for Exxon internal correspondence and approvals.

(b) Buyer grants Exxon, its Associated Parties and third parties conducting activities pertaining to Exxon's obligations described herein, unrestricted access to the Interests and entry onto the Property after Closing to the extent and as long as necessary to conduct its obligations and perform any other activities reasonably necessary in connection thereto.

(c) Buyer will use its best efforts not to interfere with Exxon's ingress and egress or activities. Exxon will make reasonable efforts to perform the work so as to minimize disruption to Buyer's business activities on the Interests and the Property.

(d) If permitted by applicable regulatory authorities, Buyer grants Exxon the continuing right, for so long as necessary to satisfy Exxon's obligations regarding the Remediation Tract, to dispose of no greater than 900 barrels of water per day from the Remediation Tract into the Raccoon Bend Saltwater Disposal System. Exxon will pay Buyer $0.05 per barrel of water disposed. Buyer will supply Exxon will metered volumes and an invoice on a monthly basis.


The addresses for notice and invoices under this section are:

Exxon:                                        Buyer:

Exxon Company, U.S.A.                  Future Acquisition 1995 Ltd.
Houston Production Organization        700 Louisiana, Suite 3700
P. O. Box  4697                        Houston, Texas  77002
Houston, Texas 77210-4697              Attention:  Tim J. Goff
Attention:     Operations Accounting

(e) Buyer agrees that they will not drill a water well or salt water disposal well on the Remediation Tract. However, Exxon reserves the rights to drill a salt-water disposal well and additional monitoring wells on the Remediation Tract, if required by either the landowner(s) or by the TRRC.

(f) Exxon and Buyer further agree that as soon as practical after Closing they will designate to one another, field contacts (name, address and telephone numbers) for use in case of emergencies, and will agree to any other reasonable rules and procedures deemed by either Party as reasonably necessary to govern Exxon's activities on the Remediation Tract. If Buyer assumes ownership and control of the Remediation Tract under the terms of this Agreement, Buyer agrees to provide, on a timely basis, Exxon any data about the status of the Remediation Tract (i.e. the condition or the monitor wells) at any time in the future, upon written request by Exxon.

17.05. Disposal of Materials, Substances, and Wastes; Compliance with Law. Buyer will store, handle, transport, and dispose of or discharge all materials, substances, and wastes from the Interests and Property
(including produced water, drilling fluids, NORM, and other wastes), whether present before or after the Effective Time, in accordance with applicable local, state, and federal laws and regulations. Buyer will keep records of the types, amounts, and location of materials, substances, and wastes that are stored, transported, handled, discharged, released, or disposed of onsite and offsite. When any lease terminates, an interest in which has been assigned under this Agreement, Buyer will undertake additional testing, assessment, closure, reporting, or remedial action with respect to the Interests or Property affected by the termination as is necessary to satisfy all local, state, or federal requirements in effect at that time and necessary to restore the Property or Interests.



                    ARTICLE 18.  BUYER'S REPRESENTATIONS

18.01. Representations Not Exclusive. Buyer's representations under this article are in addition to its other representations under this Agreement and the Additional Instruments.

18.02.     Securities Laws.

(a) Buyer acknowledges that the solicitation of an offer for and the sale of the Interests by Exxon has not been registered under any securities laws.

(b) Buyer intends to acquire the Interests for its own benefit and account and is not acquiring the Interests with the intent of distributing fractional undivided interests in them or otherwise selling them in a manner that would be subject to regulation by federal or state securities laws. If Buyer sells, transfers, or otherwise disposes of the Interests or fractional undivided interests in them in the future, it will do so in compliance with applicable federal and state laws.

(c) Buyer represents that at no time has it been presented with or solicited by or through any public promotion or other form of advertising in connection with this transaction.

18.03.     Basis of Buyer's Decision.  Buyer represents that:

(a) It has reviewed and investigated the Interests and Property to its satisfaction in order to enter into this Agreement.

(b) It has evaluated the Interests and Property to its satisfaction and has made an informed decision, as a prudent and knowledgeable purchaser, to acquire the Interests and Property.

(c) It is knowledgeable and experienced in the evaluation, acquisition, and operation of oil and gas properties.

(d) It has evaluated the merits and risks of purchasing the Interests and has formed an opinion based solely upon its knowledge and experience and not in reliance on any statements or actions by Exxon or its Associated Parties.

(e) It will acquire the Interests and Property "as is, where is," and with all faults.

18.04. Material Factor. Buyer acknowledges that its representations under this article, the rest of this Agreement, and the Additional Instruments are a material inducement to Exxon to enter into this Agreement with, and close the sale to, Buyer.


                      ARTICLE 19.  GAS IMBALANCES

Deleted

                  ARTICLE 20.  FINAL SETTLEMENT STATEMENT

Exxon will prepare a final settlement statement and submit it to Buyer within 150 days after the Closing Date. The final settlement statement will deduct royalties, operating expenses, taxes, overhead, and other amounts due to Exxon from amounts due to Buyer as provided in this Agreement, with adjustments as necessary for items identified after Closing. Exxon may set off any resulting amount due to Buyer against amounts that Buyer may otherwise owe to Exxon Company, U.S.A. when the final settlement statement is prepared.

Buyer must respond in writing with objections and proposed corrections within thirty days of receiving the final settlement statement. If the parties cannot resolve their differences within ninety days of Exxon's receipt of Buyer's objections, then the alternate-dispute-resolution and arbitration procedures of this Agreement will be triggered. If Buyer does not respond to the final settlement statement by signing or objecting in writing within the thirty-day period, the statement will be deemed approved by Buyer. After approval of the final settlement statement, Exxon will send a check or invoice to Buyer for the net amount. If payment is not made within thirty days of Buyer's receiving the invoice, the amount due may bear interest at a rate of twelve percent per annum or the maximum lawful rate, whichever is less, compounded daily from the date of Buyer's receipt of the invoice until paid. Inquiries regarding the final settlement statement must be in writing, addressed to:

Exxon Company, U.S.A.
P. O. Box 2180
Houston, Texas  77252-2180
Attention:     Production Department, Asset Management
     Evaluation and Marketing Coordinator


                   ARTICLE 21.  BROKER'S AND FINDER'S FEES

Exxon and Buyer each represents and warrants to the other that it has incurred no liability, contingent or otherwise, for broker's or finder's fees in connection with this Agreement or the transaction contemplated by it for which the other party will have any responsibility.

                      ARTICLE 22.  COMMUNICATIONS

Unless otherwise provided in this Agreement, communications (including notices) under this Agreement that must be in writing and delivered by a specified date will be deemed to have been made when received at the following addresses by registered or certified mail, postage prepaid, or by messenger:



     Exxon Company, U.S.A.            Future Acquisition 1995 Ltd.
     P. O. Box 2180                   700 Louisiana, Suite 3700
     Houston, Texas  77252-2180       Houston, Texas  77002
     800 Bell, Room 241-H EB          Attention:     Tim J. Goff
     Houston, Texas  77002
     Attention:      Production Department
                     Asset Manager


                     ARTICLE 23.  BUYER'S DEFAULT


If Buyer defaults under this Agreement in a material way, including
Buyer's failure to perform its obligations to close this transaction, Exxon may, at its sole option, terminate this Agreement and retain the performance deposit, in addition to all of its other rights at law or in equity.


             ARTICLE 24.  HART-SCOTT-RODINO ANTITRUST IMPROVEMENTS
                                  ACT OF 1976

The parties have determined that the Hart-Scott-Rodino Antitrust
Improvements Act of 1976 does not apply to this transaction.



        ARTICLE 25.  EXXON'S DISCLAIMER OF WARRANTIES AND REPRESENTATIONS


Exxon has not made, and will not make, any warranty or representation, express, implied, or statutory, whatsoever in connection with this Agreementor the transaction contemplated by it, including the accuracy or completenessof data, information, or materials furnished at any time to Buyer in connection with the Interests or Property, or the quality or quantity of hydrocarbon reserves (if any) attributable to the Interests, or the ability of the Interests to produce hydrocarbons. None of Exxon's Associated Parties is authorized to make any warranty or representation on Exxon's behalf. All data, information, and other materials furnished by Exxon are provided to Buyer as a convenience, and reliance on or use of them is at Buyer's sole risk.


                   ARTICLE 26.  MISCELLANEOUS


26.01. Entire Agreement. This Agreement and the Additional Instruments constitute the entire agreement between the parties as to the transaction described in this Agreement. All previous negotiations and communications between the parties as to these matters are merged into this Agreement and the Additional Instruments.

26.02. Successors and Assigns; Amendment; Survival. This Agreement is binding on and inures to the benefit of the parties and their respective successors, heirs, representatives, and assigns and may be supplemented, altered, amended, modified, or revoked only in writing signed by both parties. Neither the assignment of this Agreement nor of the Interests or any part of them will relieve Buyer of its obligations under this Agreement unless and to the extent Exxon consents in writing to release Buyer, which consent may be withheld for any reason.

All provisions of this Agreement and the Additional Instruments that cannot be performed before Closing or the earlier termination of this Agreement and all representations, promises, releases, and indemnities under this Agreement and the Additional Instruments will survive Closing or the earlier termination of this Agreement.

26.03. Choice of Law. This Agreement and its performance will be construed in accordance with, and enforced under, the internal laws of the State of Texas, without regard to choice of law rules of any jurisdiction, including Texas.

26.04. Assignment. Neither this Agreement nor the rights and obligations under it may be assigned or delegated by Buyer without Exxon's prior written consent, which consent may be withheld for any reason, and an attempted assignment or delegation is void.

26.05. No Admissions. Neither this Agreement, nor any part of it, nor any performance under this Agreement, nor any payment of any amount under this Agreement will constitute or may be construed as a finding, evidence of, or an admission or acknowledgment of any liability, fault, past or present wrongdoing, or violation of law, rule, regulation, or policy, by either Exxon or Buyer or their respective Associated Parties.

26.06. No Third-Party Beneficiaries. There are no third-party beneficiaries of this Agreement.

26.07. Public Communications. Unless provided otherwise in this Agreement, Buyer will not make any press release or public communication concerning this transaction without Exxon's prior written consent, which consent may be withheld for any reason.

26.08. Headings and Titles. The headings and titles in this Agreement are for guidance and convenience of reference only and do not limit or otherwise affect or interpret the terms or provisions of this Agreement.

26.09. Exhibits. All exhibits referenced in and attached to this Agreement are incorporated into it.

26.10. Includes. The word "includes" and its syntactical variants mean "includes, but is not limited to" and corresponding syntactical variants. The rule ejusdem generis may not be invoked to restrict or limit the scope of the general term or phrase followed or preceded by an enumeration of particular examples.

26.11. Severability. The provisions of this Agreement are severable at Exxon's option. If a court of competent jurisdiction finds any part of this Agreement to be void, invalid, or otherwise unenforceable, then Exxon may decide whether to enforce this Agreement without the void, invalid, or unenforceable parts or to terminate this Agreement.

26.12. Counterparts. This Agreement may be executed in multiple counterparts, all of which together will be considered one instrument.

26.13. Conflicts. If the text of this Agreement conflicts with the terms of any exhibit to this Agreement, then the text of this Agreement will control.

26.14. Not to Be Construed against Drafter. Buyer acknowledges that it has read this Agreement, has had opportunity to review it with an attorney of its choice, and has agreed to all of its terms. Under these circumstances, the parties agree that the rule of construction that a contract be construed against the drafter may not be applied in interpreting this Agreement.

26.15. No Waiver. No waiver by either party of any part of this Agreement will be deemed to be a waiver of any other part of this Agreement or a waiver of strict performance of the waived part in the future.

26.16. Express Negligence Rule; Conspicuousness. Buyer acknowledges that the provisions of this Agreement that are set out in italics satisfy the requirements of the express negligence rule and/or are conspicuous.

26.17. Execution by the Parties. Neither the submission of this instrument or any information concerning the Interests for Buyer's examination, nor discussions or negotiations between the parties constitute an offer to sell, a reservation of, or an option for the Interests or Property, and this instrument and the underlying transaction will become enforceable and binding between the parties only upon execution and delivery of this instrument by both Exxon and Buyer.


The parties have executed this Agreement on the date below their signatures, to be enforceable and binding as of the Execution Date. Future Acquisition 19995, Ltd. And Future Petroleum Corporation agrees that they are jointly and severally liable for the obligations and conditions of this Agreement.

FUTURE ACQUISTION 1995, LTD., By:               EXXON CORPORATION
FUTURE PETROLEUM CORPORATION,
Its General Partner

By:/s/ Tim J. Goff                               By: /s/Alan J. Hirshberg

Name:  Tim J. Goff                               Name: Alan J. Hirshberg
Title:                                           Title:Agent and Attorney
                                                 -in-Fact
Date:                                            Date:



FUTURE PETROLEUM CORPORATION                     EXXON CORPORATION

By:/s/ Tim J. Goff                               By: /s/ Mark W. Albers

Name: Tim J. Goff                                Name: Mark W. Albers
Title:                                           Title: Agent and Attorney
                                                 -in-Fact
Date:                                            Date:

                               EXHIBIT C

                      Attached to and made a part of the

                       PURCHASE AND SALE AGREEMENT

                                 between

                             EXXON CORPORATION

                                   and

                       FUTURE ACQUISITION 1995, LTD.


                                 FORM OF

                       ASSIGNMENT AND BILL OF SALE

STATE OF TEXAS                 }
                               .ss
COUNTIES OF AUSTIN AND WALLER  }

This Assignment and Bill of Sale ("Assignment") is effective as of January 1, 1999, at 7:00 a.m. Central Time ("Effective Time"), and is from EXXON CORPORATION, a New Jersey corporation with an address of P. O. Box 2305, Houston, Texas 77252-2305 ("Assignor"), to FUTURE ACQUISITION 1995 LTD., a Texas limited partnership, with an address of 700 Louisiana, Suite 3700, Houston, Texas 77002 ("Assignee").

                                    I.

     For ten dollars and other good and valuable consideration, the receipt and sufficiency of which Assignor acknowledges, Assignor bargains, sells, assigns, and conveys to Assignee and its successors and assigns, subject to the terms of this Assignment, including its exhibits, and all applicable instruments of record in Austin and Waller Counties, Texas, all of Assignor's right, title, and interest in and to the following real and personal properties (collectively, "Properties"):

     1. The oil and gas leasehold estates and other interests, insofar but only insofar as set out on Exhibit A (collectively, Interests").

     Assignor excepts from this Assignment and reserves to itself all right, title, and interest not set out on Exhibit A, including the reservation by Assignor or its predecessors in title of any kind of interest (including overriding royalty, depth limitations, formations, and contractual rights) from any conveyance or agreement, whether recorded or not, that was executed or effective before the execution of this Assignment.

     2. All enforceable contracts affecting the Interests, to the extent each is assignable, including agreements for the sale or purchase of oil, gas, and other hydrocarbons; processing agreements; division orders; unit agreements; operating agreements; and other contracts and agreements arising out of, connected with, or attributable to production from the Interests, including the items listed on Exhibit B.

      Assignor excepts from this Assignment and reserves to itself all right, title, and interest in these contracts insofar as they pertain to any interest not assigned in this Assignment.

     3. All personal property, including material, equipment, and facilities situated in and on the Properties and used solely in connection with the use or operation of the Interests for the production, treating, storing, transporting, and marketing of oil, gas, and other hydrocarbons from the Interests.

      Assignor excepts from this Assignment and reserves to itself all personal property, wells, fixtures, pipelines, and equipment used in Assignor's operation of any lease, well, or mineral interest not assigned in this Assignment.

     4. All easements, permits, licenses, surface and subsurface leases, rights-of-way, servitudes, and other surface and subsurface rights affecting the Interests, to the extent each is assignable, including the items listed on Exhibit B.

     5. Copies of certain data and records relating to the Properties and Interests, delivered by Assignor to Assignee ("Documents").

Exclusions.  The following are excluded from this Assignment:

     A. Pipelines, fixtures, equipment, and interests in land owned by third parties, including Assignor's affiliates.

     B. Computer equipment (including Rosemont transmitters), telecommunications equipment, vehicles, boats, tools, pulling machines, and other equipment and material temporarily located on the lands associated with the Properties.

     C. Assignor's Interest in a gas processing plant not listed on Exhibit A.

     D. Assignor's interest in personal property, fixtures, equipment, pipelines, facilities and buildings located on the land associated with the Properties, but either currently in use in connection with the ownership or operation of other property not included in the Properties or excluded on Exhibit A.

     E. Assignor's claims, rights, and causes of action of any kind concerning the Properties against royalty owners, overriding-royalty owners, working-interest owners, gas purchasers, gas transporters, and other third parties that accrued before the Effective Time, whether discovered before or after the Effective Time.

     F. Assignor's interest in the wells, facilities, flowlines and equipment Assignor is currently using to remediate a 72-acre tract described in Railroad Commission of Texas Complaint #03-02680".

            Additional Consideration:  Retained Royalty Interest

In addition to the cash consideration offered for the purchase of the Interests, Assignee will pay Assignor a royalty interest ("RRI") in the oil (called "product") which will be calculated and paid, on a yearly basis, according to the following formula:

      ([A - B] x C) x 50 % = amount due to Assignor each month for the product

      A     =     average unit price, weighted by volume, received for the
                  Product

      B     =     Base Price, as specified below, for the product

      C     =     volume of the product allocated to the Interests

If the resulting amount for the product in a given year is zero or less, no amount will be due for the product for that year, but any resulting negative number will not be used to offset amounts due for that product in any future years.

The "volume of the product allocated to the Interests" will be the volume of that product allocated to the net revenue interest to be conveyed to Assignee.

The initial "Base Price" for the product will be $17.50/bbl. The initial Base Price will be effective from the Effective Time through the year 1999. Thereafter, the Base Price will be escalated, beginning with amounts due in 2000, by three percent (3%) per year.

The unit price of the product will be deemed to be the greater of: a) the amount actually received by Assignee in an arms-length sale of the product; or b) the amount published by Exxon WTI for the year of the calculation, provided that, if Exxon ceases to establish a price for the product in question, Assignor and Assignee will negotiate in good faith to agree upon an alternative source for the price of such product. If the parties cannot agree, the dispute will be resolved under the terms of Exhibit "E" of the Purchase and Sale Agreement. The unit price of each product will be calculated at the well, and will include any deductions (except those expressly excluded below) required to yield the wellhead price.

The RRI will: (i) not bear any of the expenses of exploring, developing, or operating the Interests, nor any of the expenses of marketing production therefrom, including gathering, compression, treating, processing and transportation costs; (ii) not be subject to any ad valorem or severance taxes (any such tax liability imposed will be paid by Assignee); and (iii) be exclusive of, and in addition to, any royalties, overriding royalties or payments out of production affecting the Interests.

All amounts due hereunder will be paid yearly, to be posted no later than the 20th of the month for the previous month's production. If payment is not made within the time prescribed, the unpaid amount will bear interest at the rate of one percent (1%) for each month, or fraction of a month, by which payment is delayed, or the maximum lawful rate, whichever is less.

Each payment will be accompanied by a statement detailing the calculation of the amount due, containing at least the following information for the product on which an interest is retained: (i) the volume produced; (ii) the volume allocated to Assignee; (iii) the average unit price, including any adjustment made to determine the average unit price at the well; (iv) if the average unit price was determined using method (b), above, an explanation of why that method was used. Assignee's statements will be due each month, whether or not a payment is due. Assignor, upon notice to Assignee, will have the right to audit Assignee's accounts and records relating to the revenues from the Interests, and any other records relating to the determination of the amounts due Assignor, for any calendar year within the twenty-four (24) month period following the end of the calendar year.

If Assignee does not pay to Assignor any amounts due within fifteen (15) days of receipt of a written demand for payment from Assignor, or if Assignee files for protection, whether voluntarily or involuntarily, under the bankruptcy laws of the United States, then Assignor will have the right to (i) collect from the purchaser of the product any amounts due Assignor (including interest) and not paid in accordance with the terms of this Agreement, each purchaser being entitled to rely on Assignor's written statement regarding the amount due Assignor hereunder; and (ii) take in kind up to fifty percent (50%) of any or all of the product allocated to the Interests (with the specific percentage taken to be determined by Assignor) until Assignor has received in kind an amount of production equal in value to all amounts due Assignor (including interest). The average unit price of the product taken by Assignor will be determined utilizing the mechanism provided above. Assignor will not incur any liability for the expenses of operating the Interests as a result of its taking of any product pursuant to the right granted herein. The rights of Assignor under this section are and will be rights in and to the Interests.

In addition, in order to secure the payment of any and all amounts due Assignor, Assignee will grant to Assignor a lien upon Assignee's share of:
(1) the product when produced; (2) all accounts receivable accruing or arising as a result of the sale of the product; and (3) all cash or other proceeds from the sale of the product once produced. Assignee will execute whatever documents may be necessary to perfect or otherwise render effective the lien, including, but not limited to any financing statements that may be required for such purpose.

Notwithstanding any assignment of the Interests, Assignee will remain liable for payments of all amounts provided for in this section, and for all obligations related to payment, unless and until the assignment has been approved by Assignor, with such approval not to be unreasonably withheld.

Any method used to measure the production of the product from the Interests in order to determine the amounts due Assignor must be approved by Assignor, with approval not to be unreasonably withheld. In addition, Assignor will have the right to require that the meters and/or other equipment utilized for measurement be tested at reasonable intervals the right to witness the testing, all in accordance with procedures to be agreed upon by the parties acting in good faith.

The interests reserved herein will be a permanent burden on the leases that are included in the Interests, and will continue in effect as to each lease for so long as the lease remains in effect. In addition, if Assignee secures a renewal or extension of any such lease, covering all or any part of the land previously covered thereby, then the interests reserved will apply to the renewed or extended lease. A "renewal" or "extension" of a lease will mean any lease or leases covering all or a part of the land covered by the leases that are included in the Interests that is or are executed within one (1) year from the termination of any lease included in the Interests.

The undersigned acknowledges that Assignor makes no warranty, express or implied, with respect to title to the properties. Assignor shall sell all equipment "AS IS WHERE IS" and makes no warranty, express or implied, including warranties of merchantability or fitness for a particular purpose. Assignor makes no warranty, express or implied, as to the accuracy, correctness or completeness of any of the information, data or other materials provided by Assignor in this offering or as to the amount of reserves or ability of the properties to produce. Such information, data or other materials provided by Assignor in this offering is done so as a matter of convenience and any reliance or use of such information, data, or other materials is done so at Assignee's sole risk.

The undersigned expressly waives the provisions of Chapter XVII, Subchapter E, Sections 17.41 through 17.63, inclusive (other than Section 17.555, which is not waived), Vernon's Texas Codes Annotated, Business and Commerce Code (The "Deceptive Trade Practices Act"). The undersigned also acknowledges that Assignor has made no statements or representations concerning the present or future value of the anticipated income, cost, or profits, if any, to be derived from the interests offered for sale.

Documents. If originals or the last-remaining copies of the Documents have been provided to Assignee, Assignor may have access to them at reasonable times and upon reasonable notice during regular business hours for as long as any Interest is in effect after the Effective Time (or for twenty-one years in the case of a mineral fee or other non-leasehold interest or a longer period if required by law or governmental regulation). Assignor may, during this period and at its expense, make copies of the Documents pursuant to a reasonable request. Without limiting the generality of the two preceding sentences, for a period as long as any Interest is in effect after the Effective Time (or for twenty-one years in the case of a mineral fee or other non-leasehold interest or for a longer period if required by law or governmental regulation), Assignee may not destroy or give up possession of any original or last-remaining copy of the Documents without first offering Assignor the opportunity, at Assignor's expense, to obtain the original or a copy. After this period expires, Assignee must offer to deliver the Documents (or copies) to Assignor, at Assignor's expense, before giving up possession or destroying them.

Reservations. To the extent that Assignor has reserved or continues to own an interest (including overriding-royalty interests, mineral-fee or leasehold interests, deep rights, or facilities, equipment, or pipelines) after the Effective Time for which Assignor requires access across the land associated with the Properties in order to exercise its rights, Assignor reserves concurrent interests in all applicable easements, rights-of-way, contracts, and other rights relating to the reserved interests and necessary as reasonably required for exploring, drilling, producing, storing, or marketing oil, gas, and other hydrocarbons from the respective zones or interests of the parties, including rights to lay pipelines, water lines, and power lines; dig pits; erect structures; and perform any other act reasonably necessary to Assignor's interests.

                                    II.

Assignee will comply with all rules, regulations, statutes, and laws applicable to Assignee's ownership or operation of the Properties.

                                    III.

Except to the extent specifically excepted or reserved by Assignor, Assignee accepts this assignment and assumes all Assignor's obligations and liabilities under all oil, gas, and mineral leases, assignments, subleases, farmout agreements, joint operating agreements, pooling agreements, letter agreements, easements, rights-of-way, gathering and transportation agreements, sales agreements, and other agreements (including compliance with express and implied covenants and payment of costs, rentals, shut-in-payments, minimum royalties, and production royalties), to the extent that these obligations and liabilities concern or pertain to the Properties and are binding on Assignor or its successors or assigns. Assignee's obligations under this Article apply to all applicable instruments, whether recorded or not.

                                     IV.

Assignee acknowledges that the Interests and Properties have been used for exploration, development, and production of oil and gas and that there may be petroleum, produced water, wastes, or other materials located on or under the Properties or associated with the Interests. Equipment and sites included in the Interests or Properties may contain asbestos, hazardous substances, or naturally occurring radioactive material ("NORM"). NORM may affix or attach itself to the inside of wells, materials, and equipment as scale, or in other forms; the wells, materials, and equipment located on the Properties or included in the Interests may contain NORM and other wastes or hazardous substances; and NORM-containing material and other wastes or hazardous substances may have been buried, come in contact with the soil, or otherwise been disposed of on the Properties. Special procedures may be required for the remediation, removal, transportation, or disposal of wastes, asbestos, hazardous substances, and NORM from the Interests and Properties.

Assignee will store, handle, transport, and dispose of or discharge all material, substances, and wastes from the Properties (including produced water, drilling fluids, NORM, and other wastes), whether present before or after the Effective Time, in accordance with applicable local, state, and federal laws and regulations. Assignee will keep records of the types, amounts, and location of materials, substances, and wastes that are stored, transported, handled, discharged, released, or disposed of onsite and offsite. When any lease terminates, an interest in which has been assigned under this Assignment, Assignee will take additional testing, assessment, closure, reporting, and remedial action with respect to the Properties as is necessary to satisfy all local, state, and federal requirements directed in effect at that time and necessary to restore the Properties.

                                  V.

Assignee recognizes, and will perform properly and in accordance with applicable law and the obligations and liabilities described in Article III, all obligations to abandon, restore, and remediate the Properties and the Interests, whether arising before or after the Effective Time, including obligations, as applicable, to:


     (a) obtain plugging exceptions in Assignee's name for each well located on the Properties (abandoned and unabandoned) with a current plugging exception or permanently plug and abandon each well.

     (b) plug, abandon, and if necessary, reabandon each well located on the Properties (abandoned and unabandoned).

     (c) remove all equipment and facilities, including flowlines, pipelines and platforms.

     (d)     close all pits.

     (e) restore the surface, subsurface, and offshore sites associated with the Interests and Properties.

Assignee will take all necessary steps to ensure that Assignee is recognized as the owner and, if applicable, operator of the Properties by all appropriate parties, including any regulatory commission, body or board with jurisdiction. If Assignor is the principal on any financial assurance (including a bond) relating to the Properties, which financial assurance is required by any law, rule, or regulation, then Assignee will secure new financial assurance in the required amount and supply it to the regulatory body requiring the financial assurance, to the end that Assignor's financial assurance is released and discharged.

Assignee will pay all costs and expenses associated with the obligations assumed under this article. Assignor may require Assignee to maintain a letter of credit, establish an escrow account, or obtain a performance bond or other financial security, in an amount, in a form, and from an institution acceptable to Assignor, to guarantee Assignee's obligations.

                                     VI.

Assignor makes no warranty of any type in this Assignment, whether express, statutory, or implied. Assignee has inspected and has satisfied itself as to the condition of the Properties. This Assignment is made by Assignor and accepted by Assignee on an "as is, where is" basis. Assignor disclaims all warranties, including:

     (a) as to the fitness or condition or merchantability of the materials, equipment, or facilities conveyed.

     (b) as to the physical, operational, or environmental condition of the Properties.

     (c) as to the oil, gas, and other hydrocarbon operations of the Properties covered by the terms and conditions of any leases or other agreements that are a part of the Properties.;

     (d) as to the issuance, reissuance, or transfer of any permits relating to any of the Properties.

     (e) as to any consent or approval required under any instrument described in Article III.

     (f)     as to title, either express, implied, or statutory.

                                 VII.

The terms Claim or Claims mean, collectively, claims, demands, causes of action, and lawsuits asserted or filed by any person, including an artificial or natural person, a local, state, or federal governmental entity; a person holding rights under any instrument described in Article III; an Associated Party of Assignor or Assignee; or a third party. The term Liability or Liabilities means, collectively, all damages (including consequential and punitive damages), including those for personal injury, death, or damage to personal or real properties (both surface and subsurface) and costs for remediation, restoration, or clean up of contamination, whether the injury, death, or damage occurred or occurs on or off the Properties by migration, disposal, or otherwise; losses; fines; penalties; expenses; costs to remove or modify facilities on or under the Properties; plugging liabilities for all wells; attorneys' fees; court and other legal costs incurred in defending a Claim; liens; and judgments; whether these damages and other costs are known or unknown, foreseeable or unforeseeable on the Effective Time. The term Associated Parties means successors, assigns, directors, officers, employees, agents, contractors, subcontractors, and affiliates.


Assignee releases and discharges Assignor and its Associated Parties from each Claim and Liability relating to the Interests, Properties, or this transaction, regardless of when or how the Claim or Liability arose or arises or whether the Claim or Liability is foreseeable or unforeseeable.
ASSIGNEE'S RELEASE OF ASSIGNOR AND ITS ASSOCIATED PARTIES INCLUDES CLAIMS
AND LIABILITIES RESULTING IN ANY WAY FROM THE NEGLIGENCE OR STRICT LIABILITY OF ASSIGNOR OR ITS ASSOCIATED PARTIES, WHETHER THE NEGLIGENCE OR STRICT LIABILITY IS ACTIVE, PASSIVE, JOINT, CONCURRENT, OR SOLE. There are no exceptions to Assignee's release and discharge of Assignor and its Associated Parties, and this release and discharge are binding on Assignee and its successors and assigns.

Assignee covenants not to sue Assignor or its Associated Parties with regard to any Claim or Liability relating to the Interests, Properties, or this transaction, regardless of when or how the Claim or Liability arose or arises or whether the Claim or Liability is foreseeable or unforeseeable.
ASSIGNEE'S COVENANT NOT TO SUE ASSIGNOR OR ITS ASSOCIATED PARTIES INCLUDES CLAIMS AND LIABILITIES RESULTING IN ANY WAY FROM THE NEGLIGENCE OR STRICT LIABILITY OF ASSIGNOR OR ITS ASSOCIATED PARTIES, WHETHER THE NEGLIGENCE OR STRICT LIABILITY IS ACTIVE, PASSIVE, JOINT, CONCURRENT, OR SOLE. There are no exceptions to Assignee's covenant not to sue Assignor or its Associated Parties, and this covenant is binding on Assignee and its successors and assigns.

Assignee will indemnify, defend, and hold Assignor and its Associated Parties harmless from each Claim or Liability relating to the Interests, Property, or this transaction, regardless of when or how the Claim or Liability arose or arises or whether the Claim or Liability is foreseeable or unforeseeable. ASSIGNEE'S OBLIGATIONS TO INDEMNIFY, DEFEND, AND HOLD ASSIGNOR AND ITS ASSOCIATED PARTIES HARMLESS INCLUDE CLAIMS AND LIABILITIES RESULTING IN ANY WAY FROM THE NEGLIGENCE OR STRICT LIABILITY OF ASSIGNOR OR ITS ASSOCIATED PARTIES, WHETHER THE NEGLIGENCE OR STRICT LIABILITY IS ACTIVE, PASSIVE, JOINT, CONCURRENT, OR SOLE. The only exception to Assignee's obligations to indemnify, defend, and hold Assignor and its Associated Parties harmless is a judgment rendered or settlement reached in a lawsuit filed before the Effective Time, but only to the extent that the acts or omissions that gave rise to the cause of action are attributable to the conduct or operations or ownership of Assignor or its Associated Parties before the Effective Time.

Assignee's duty to release, discharge, not to sue, indemnify, defend, and hold Assignor and its Associated Parties harmless includes Claims or Liabilities arising in any manner from the physical or environmental condition of the Interests and Properties, including Claims or Liabilities under applicable laws and regulations now enacted or that may be enacted in the future, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time.

                                    VIII.

Assignee represents that it has acquired the Properties for its own benefit and account and has not acquired the Properties with the intent of distributing fractional undivided interests in them or otherwise selling them in a manner that would be subject to regulation by federal or state securities laws. If Assignee sells, transfers, or otherwise disposes of the Properties or fractional undivided interests in them in the future, it will do so in compliance with applicable federal and state laws.

                                     IX.

This Assignment is subject to the terms of the Purchase and Sale Agreement effective January 1, 1999 between Assignor and Assignee. The Purchase and
Sale Agreement provides, in part, that the parties will correct errors that may have been made in the conveyancing instruments; that Assignor may require that all or a part of the Interests be reassigned under certain circumstances; and that disputes concerning the Properties or the transaction will be resolved by alternate dispute resolution, to the extent, if any, that Assignee has not released, discharged, or covenanted not to sue Exxon or its Associated Parties.

The provisions of this Assignment are severable. If a court of competent jurisdiction finds any part of this Assignment to be void, invalid, or otherwise unenforceable (except for the release, waiver, defense, and indemnity provisions), this holding will not affect other portions that can be given effect without the invalid or void portion.

All covenants and agreements in this Assignment (except Article VIII) bind and inure to the benefit of the heirs, successors, and assigns of Assignor and Assignee; are covenants running with the land; and are effective as stated, whether or not the covenants and agreements are memorialized in assignments and other conveyances executed and delivered by the parties and their respective heirs, successors, and assigns from time to time.

Recitation of or reference to any agreement or other instrument in this Assignment, including its exhibits, does not operate to ratify, confirm, revise, or reinstate the agreement or instrument if it has lapsed or expired.

This Assignment and its performance will be construed in accordance with, and governed by, the internal laws of the State of Texas, without regard to the choice of law rules of any jurisdiction, including Texas.

The word includes and its syntactical variants mean "includes, but not limited to" and its corresponding syntactical variants. The rule of ejusdem generis may not be invoked to restrict or limit the scope of the general term or phrase followed or preceded by an enumeration of particular examples.

All exhibits referenced in and attached to this Assignment are incorporated into it.

This instrument may be executed in counterparts, all of which together will be considered one instrument.

Executed on the dates indicated below, but effective as of the Effective Time.

FUTURE ACQUISITION 1995, LTD.                      EXXON CORPORATION
By FUTURE PETROLEUM CORPORATION, Its
General Partner

By: /s/ Tim J. Goff                                By:/s/ Alan J. Hirshberg

Name: Tim J. Goff                                  Name: Alan J. Hirshberg
Title:                                             Title:Agent and Attorney
                                                   -in-Fact
Date:                                              Date:





EXXON CORPORATION


By: /s/ Mark W. Albers
Name: Mark W. Albers
Title: Agent and Attorney-in-Fact








Date:


STATE OF TEXAS      }
                    .ss
COUNTY OF HARRIS    }


     This instrument was acknowledged before me on ______________ by ________________________ , Agent and Attorney in Fact for Exxon Corporation, a New Jersey corporation, on behalf of said corporation.




          Notary Public, State of Texas

STATE OF TEXAS      }
                   .ss
COUNTY OF HARRIS    }


     This instrument was acknowledged before me on ____________ by ____________________________ , Agent and Attorney in Fact for Exxon Corporation, a New Jersey corporation, on behalf of said corporation.





          Notary Public, State of Texas



STATE OF TEXAS       }
                    .ss
COUNTY OF HARRIS     }


     This instrument was acknowledged before me on ___________ by ______________, of FUTURE PETROLEUM CORPORATION, General Partner for FUTURE ACQUISTION 1995, LTD., a Texas limited partnership, on behalf of said limited partnership.



          Notary Public, State of Texas

                                 EXHIBIT D

                    Attached to and made a part of the
                        PURCHASE AND SALE AGREEMENT
                                 between
                            EXXON CORPORATION
                                   and
                     FUTURE ACQUISITION 1995, LTD.


PROPERTY SALES ACCOUNTING AGREEMENT

Seller:  EXXON CORPORATION          Buyer:  FUTURE ACQUISITION 1995, LTD.

Properties:     Raccoon Bend


----- Buyer agrees to work with Exxon operations personnel to disconnect from any Exxon owned electrical system and provide own electrical arrangements at Buyer's expense within sixty days of the actual closing of the subject Exxon property(ies). Seller will bill Buyer for any electricity used after the Effective Time and paid for by Exxon.


----- Buyer will notify utility companies to effect a change in ownership and billing responsibility.

----- Buyer will work with Exxon operations personnel to disconnect from applicable facilities within that sixty days or negotiate any contract as appropriate with Exxon. Exxon may charge $50.00 per well per month for salt-water disposal as long as Buyer stays connected to Exxon's system or has not executed a contract with Exxon in salt-water disposal.

----- Exxon will notify operator of change in ownership as soon as possible after the closing and will request that future billings be addressed to Buyer.

----- Buyer will obtain a gas contract, or if applicable, oil contract, effective on ________, or will notify the operator to begin storing gas on that date until a contract can be obtained if Exxon's gas contract is not valid.

----- Exxon will continue to pay royalties and severance taxes for sales through the production month of __________. If any revenue is received by Exxon for later months, it will be credited 100 percent to Buyer in the final settlement. However, Exxon will not pay any royalties or severance taxes, out of that revenue. Buyer will be responsible for the payment of royalties and severance taxes, if applicable, after the production month of ________.

----- Exxon will continue to bill the joint owners for expenses through the accounting month of ______________. All later expenses will either be accumulated and charged 100 percent to Buyer in the final settlement or the invoices will be returned to the vendor for rebilling to Buyer.


----- Exxon will continue to pay the operator for joint billings for the billing month of __________. All subsequent bills will either be returned to the operator for rebilling to Buyer or forwarded to Buyer for payment, or if already paid by Exxon, will be charged against Buyer in the final settlement.

----- Exxon will continue to prepare all regulatory and other monthly production reports through the production month of _________. Copies after the Effective Time will be provided to Buyer, along with the final ending inventory balance.

----- Buyer will file all appropriate documents of record at the appropriate courthouses and agencies.
----- Buyer will pay current year Ad Valorem taxes. Any statements received by Exxon will be forwarded promptly to the Buyer for payment. Proration of taxes through the Effective Time will be handled in the final settlement.

----- Exxon will continue to pay all shut-in royalties, minimum royalties, delay rentals and other lease obligations through the month of
       __________.

This Agreement will be completed at Closing.



FUTURE ACQUISITION 1995, LTD.                        EXXON CORPORATION

By: /s/ Tim J. Goff                                  By: /s/ J. A. Demases

Name: Tim J. Goff                                    Name: J.A. Demases

Title:                                               Title: Asset Management
                                                            Coordinator

Date:                                                Date:

                                 EXHIBIT E

                         Attached to and made a part of the

                            PURCHASE AND SALE AGREEMENT

                                     between

                               EXXON CORPORATION

                                       and

                            FUTURE ACQUISITION 1995, LTD.


ALTERNATE DISPUTE RESOLUTION AND ARBITRATION


                          I.  NEGOTIATION PHASE

A. A party (referred to as "plaintiff" on occasion) may initiate negotiation proceedings by delivery of a certified or registered letter to the opposing party, referring to this Exhibit E and describing the dispute ("Claim" or "Claims"), a list of documents, data, and information relied upon in support of its contentions (copies of which must be attached), the terms (if any) of the Agreement and/or Closing or post-Closing documents that are relevant, and a proposed resolution of the dispute.

B. The opposing party (referred to as "defendant" on occasion) must respond within thirty working days to the address set forth in Section 16.05, setting out its contentions, a list of documents, data, and information in support of its position (copies of which must be attached), and its response to the proposed resolution, including any counterclaims. Each party will then have ten working days to amend, alter, or supplement its correspondence with further contentions and further documentation.

If the opposing party does not respond, the party initiating the negotiation will send a second notice and, after a reasonable time, may proceed to submitting a written settlement offer as provided in I.D. of this Exhibit.

C. If the parties are unable to resolve a dispute with correspondence, then within twenty working days (or any agreed period) following the completion of all supplements, alterations, or amendments, representatives of the parties will meet at least once and attempt to negotiate a resolution of all Claims. Each party may be represented at any meeting by persons of its choice, but at least one representative must be a line manager of the party. The meeting will occur at a place selected by the parties or, if they cannot agree, in the place Exxon designates.

D. If a Claim is not resolved within thirty working days (or any agreed period) of the first meeting for informal negotiation, then the plaintiff will, within five working days, submit a final written offer for settling all Claims (including defendant's counterclaims, if any) or a notice that it will not offer to settle the dispute. Within five working days of its receipt of the offer or notice, the defendant must either accept or reject the offer, if any, or submit its own settlement offer as to all Claims (including defendant's counterclaims, if any). Within five working days of its receipt of the defendant's response plaintiff must accept or reject defendant's offer as to all Claims. Failure to respond shall be deemed a rejection of the outstanding settlement offer. If the Claims are not settled within five working days of the last settlement offer, either party may submit the Claims to binding arbitration under this Exhibit E by notice to the other party within thirty days.

If neither party submits any remaining Claim to binding arbitration within thirty days, then the Claim may not be submitted to binding arbitration without beginning the Negotiation Phase again.

E. If the parties have settled any Claim, they will immediately execute settlement agreements and releases.

                        II. BINDING ARBITRATION PHASE

A.     ARBITRATORS

     1. NUMBER OF ARBITRATORS. Unless the parties otherwise agree, three arbitrators will decide the Claims.

     2. QUALIFICATION OF ARBITRATORS. Each arbitrator will be an attorney admitted to practice in Texas, actively engaged in the practice of law on behalf of oil and gas producers for not less than ten years before selection and experienced with arbitration proceedings.

If a Claim involves material factual issues concerning any science or engineering, one of the three arbitrators may, however, be a registered professional in Texas in the most relevant discipline, actively engaged in his or her profession on behalf of oil and gas producers for not less than ten years.

In addition, each arbitrator will disclose to the parties, before selection, the details of his or her previous representation or work for either party and any financial or personal interest in, or bias with respect to, either party or the Property or Interests, or in or with respect to the result of the arbitration proceeding.

     3. SELECTION OF ARBITRATORS. Each party may nominate for the other party's consideration a candidate for each arbitrator position by giving notice to the other party. A party receiving a nomination must accept or reject the nomination in writing.

If after forty working days after the notice of arbitration, the parties have failed to select the arbitrators who must be attorneys, then application will be made to the American Arbitration Association ("AAA") to provide a list of five qualified nominees. Each party will have five working days after receiving the list to strike one nominee. If two or more nominees remain for any one position after each party makes its strikes, AAA will select the remaining arbitrator from the remaining nominees.

A similar procedure will be followed for the selection of the technical arbitrator, except that the two arbitrators who are attorneys will propose a list of three nominees for strikes and select the arbitrator from the nominees, if necessary.

If either party fails to respond to nominations or fails to vote on nominations, the opposing party may select the arbitrators and proceed with the arbitration proceedings as provided in these Arbitration terms.

To avoid prejudice toward either party, either a neutral third party will be engaged to contact the nominees regarding availability, qualifications, and fees or the parties will make all contacts with potential arbitrators jointly.

     4. GENERAL DUTIES AND AUTHORITY OF THE ARBITRATORS. Throughout the proceedings, the arbitrators will promptly provide the parties with copies of all documents filed by a party and not provided to the other party or prepared by the arbitrators relating to the proceedings.

The arbitrators will decide by majority vote all Claims and other issues in dispute, including whether any Claim may be arbitrated, conduct of the arbitration, discovery issues, admissibility of evidence, and interpretation and application of these Arbitration Terms will be decided by majority vote of the arbitrators.

     5. PROCEEDING EX PARTE. The arbitrators have authority and power to proceed ex parte if either party fails, after reasonable notice, to strike proposed arbitrators, attend hearings or conferences with the arbitrators, furnish the arbitrators with required papers, information, or briefs, or take any action required by these Arbitration Terms.

     6. RESIGNATION. If an arbitrator becomes unwilling or unable to serve or proceed with the arbitration, a replacement arbitrator will be selected under II.A.3. of this Exhibit; provided, however, nominations must be made within fifteen days of the arbitrator's notice to the parties of his or her resignation or the parties' becoming aware of the arbitrator's inability to proceed.

B. REPRESENTATION. The parties may be represented by legal counsel or other technical or professional persons.

C.     PRE-HEARING PROCEDURES

     1. PRELIMINARY HEARING. Unless the parties agree otherwise, a preliminary hearing with the arbitrators will be held within ten working days of the selection of the arbitrators, to assist the arbitrators in establishing procedures and setting the hearing date and for other purposes necessary or desirable for the efficient and expedient disposition of the proceedings.

Unless the parties agree otherwise, the maximum length of the arbitration hearing will be five consecutive and mutually convenient working days. The arbitrators will select the dates if the parties cannot agree. The arbitrators will send a notice of the arbitration hearing to each party, stating the procedures to be followed, including the order of testimony.

     2.     DISCOVERY.

         a. The parties intend that there be a good faith, but limited, exchange of information, but only that information relevant to a disputed issue, without duplicating the costly, time-consuming, and burdensome procedures available in civil litigation.

         b. The parties will promptly designate and exchange the names and addresses of all witnesses who may be called at the arbitration hearing; a brief statement of each witness's expected testimony; and lists and copies
of exhibits that may be presented at the hearing.   A witness may be
designated as a fact witness, an expert witness, or both.

        c. The parties may depose any persons who may be called to testify at the hearing.

        d. Each party may submit to the arbitrators one set of requests for production of relevant documents, one set of interrogatories containing not more than thirty questions (including subparts) soliciting relevant information, and requests for depositions of individuals with relevant information who are not identified by the opposing party as witnesses. The arbitrators may order responses if the discovery requests are reasonable in scope. Each party requesting documents, interrogatories, or depositions of persons who will not testify at the hearing will reimburse the opposing party for the opposing party's reasonable costs to respond to the requests, including, but not limited to, attorneys' fees, reproduction costs, staff time, and travel expenses. These costs are deemed to be the requesting party's costs under III.D. of this Exhibit.

e. The time limit for each deposition is eight hours. The arbitrators may allow additional time if it can be shown that the deposition cannot reasonably be completed within eight hours. Each deposition will be held at a location convenient for the deponent.

f. The arbitrators may subpoena persons designated as witnesses, representatives of the parties, and persons with information relevant to the dispute to appear for oral deposition.

g. The arbitrators will establish a procedure to resolve discovery disputes and rule on dispositive motions promptly and efficiently. The procedure may include presenting motions by letter, as opposed to formal pleadings, and resolution by telephone conferences.

h. The arbitrators may impose sanctions that they deem appropriate (including, but not limited to, awarding costs and attorneys' fees) for a party's failure to identify witnesses and the substances of their testimonies, to provide copies of exhibits, or to respond timely and in good faith to discovery requests. The arbitrators may extend any deadline in the interest of fairness if a party fails to comply with the Arbitration Terms.

     3. PRE-HEARING STATEMENTS. At least thirty working days before the hearing, the parties will jointly prepare and file with the arbitrators an agreed pre-hearing statement setting out the disputed issues to be decided by the arbitration, a statement of agreed facts, the identity of witnesses, a list of exhibits that will be used, and copies of the documents concerning the disputed issues that the parties agree should be provided to the arbitrators.

     4. PRE-HEARING BRIEFS. Each party will also submit pre-hearing briefs. Unless the parties agree otherwise, the plaintiff's brief as to all Claims (including defendant's counterclaims) will be due twenty working days before the arbitration hearing; defendant's brief as to all Claims (including defendant's counterclaims) will be due ten working days before the hearing.

D.     HEARING

     1. Site of Hearing. The arbitration hearing will be held in Houston, Texas, at a location designated by Exxon, unless the parties agree otherwise.

     2. CONDUCT OF HEARING. The hearing will begin on a Monday no later than seventy working days after the preliminary hearing. The maximum length of the hearing is five consecutive working days. Each party will have one-half of the scheduled hearing time for its case including direct, redirect, and rebuttal testimony, cross-examination of the opposing parties witnesses, and opening and closing statements, but excluding time attributable to the opposing party's objections during the hearing and questions. The arbitrators will preside at the hearing and rule on the admission and exclusion of evidence and procedural questions and may exercise all other powers conferred by statute on arbitrators. The hearing will be conducted as if it were an informal court trial. The arbitrators may question any witness appearing at the arbitration hearing. The parties may change these provisions by agreement.

     3.     ATTENDANCE OF WITNESSES AND PRODUCTION OF EVIDENCE.

a. The arbitrators may subpoena witnesses and require production of documents.

b. In addition to presenting evidence at the arbitration hearing through the testimony of qualified witnesses, either party may submit testimony by affidavit as follows. Testimony offered by affidavit must be submitted to the opposing party and the arbitrators at least thirty working days before the arbitration hearing. Either the opposing party or any arbitrator may, by written notice at least fifteen working days before the arbitration hearing, request that an individual affiant appear at the arbitration hearing for cross-examination. If the affiant was not previously identified as a witness, the opposing party will also have a reasonable opportunity to depose the affiant and to require that the affiant appear at the hearing. If, after notice within five working days of the deposition, the affiant is unable to appear at the hearing, the hearing will be rescheduled. If an affiant does not appear as requested either for the arbitration hearing or the deposition for whatever reason after timely request by a party, the testimony of the affiant will be disregarded by the arbitrator for all purposes.

A party may not advance an issue at the arbitration hearing unless the party identified the issue in writing to the opposing party and the arbitrators at least thirty working days before the hearing. A party may not introduce or advance documentary evidence at the arbitration hearing unless it furnished a copy and identified it as an exhibit to the opposing party as provided in II.C.2.b. of this Exhibit and to the arbitrators at least thirty working days before the hearing. A party may not call a witness unless the opposing party has had an opportunity to depose the witness and the nature of the testimony was previously disclosed in writing to the opposing party as provided in II.C.2.b. of this Exhibit and to the arbitrators at least thirty working days before the hearing.

c. If a witness (or affiant who is required to appear) is unable for good cause to appear at the hearing, the arbitrators may extend or postpone the hearing if reasonably necessary in the interest of fairness.

d. All witnesses will give oral testimony of at the hearing under oath administered by a court reporter, and all arbitrators must be present when evidence is adduced and admitted.

     4. PRESENTATION OF EVIDENCE. The arbitrators will be guided by common sense and justice in allowing evidence to be presented. No federal or state rule relating to the order of proof, the conduct of the hearing, or the presentation and admissibility of evidence will be applicable in the arbitration hearing, except that the arbitrators must recognize and apply the attorney-client privilege and the work-product-immunity doctrine during pre-hearing discovery and at the hearing. Any relevant evidence, including hearsay, may be admitted by the arbitrators if responsible persons would reasonably rely on it in the conduct of serious affairs, regardless of the admissibility of the evidence in a court of law.

     5. COMPLETION OF HEARING. The arbitrators will declare the hearing closed after the parties have presented their evidence and made their closing arguments. The time limit within which the arbitrators are required to make their decision will begin on the date the hearing closes.

Unless expressly requested by the arbitrators, no briefs or other documents may be submitted by any party after the arbitration hearing concludes.

     6. EXTENSION OF TIME. The parties acknowledge that they have agreed to this arbitration provision to expedite settlement of their disputes, and the arbitrators are instructed that any extension of time must be reasonable and of the shortest length of time necessary to accommodate the reason for the delay.

E.     AWARD AND ENFORCEMENT

     1. TIME, BOUNDS, AND FORM OF DECISION. Unless the parties agree otherwise, the arbitrators will decide each Claim and disputed issue within twenty working days after the date the hearing closes, based on applicable law and the testimony, documents, and other materials the parties submit before and during the arbitration hearing. The decision must be within the bounds set by the contentions of the parties. The decision must be in writing, including findings of fact and conclusions of law. Each arbitrator must sign the opinion, and each must indicate whether he or she supports the decision on each Claim and disputed issue.

     2. DECISION OF ARBITRATORS. The decision of the arbitrators is final and binding on the parties and nonappealable.

     3. AWARD. The arbitrators may award compensatory damages only. The arbitrators may not award, and the parties specifically waive their rights to, multiple damage awards that may be allowed by statute, punitive or exemplary damages, specific performance, rescission, or any other legal or equitable remedy.

     4. ENFORCEMENT. Judgment may be entered on the award, and the award may be judicially enforced. The award is final and binding, and no appeal from the award may be taken on the grounds of error in the application of the law or the findings of fact. After the arbitrators issue their decision, an aggrieved party may request an appropriate court to vacate the decision only under the circumstances set out in Section 10 of the U.S. Arbitration Act.


                             III. GENERAL TERMS

A. EXTENSIONS OF TIME. The parties may modify any time period provided in the Arbitration Terms Agreement.

B. LAW. The substantive law (including time bars) applicable to all Claims and disputed issues is the law of the Texas, without regard to the choice of law rules of Texas or any other jurisdiction. The substantive law applicable to these arbitration provisions is the United States (Federal) Arbitration
Act. The arbitration will be held in accordance with these Arbitration Terms and, for matters not specifically addressed in these Arbitration Terms in
accordance with the U.S. (Federal) Arbitration Act, 9 U.S.C.    1, et seq.
This Agreement, in which these Arbitration Terms are referenced, is a contract involving commerce within the meaning of the United States Arbitration Act, and, accordingly, the arbitrators are vested with all powers and authorities conferred under the Act and under these Arbitration Terms.

C.     EX PARTE COMMUNICATIONS.   Except as expressly provided in II.A.5.
of this Exhibit, no party may have any ex parte communication with the arbitrators. For the purposes of these Arbitration Terms, "ex parte communications" means both oral communications without the participation of a representative from the opposing party (or the written consent of the opposing party) and written communications unless a complete copy of the communication is provided to the representative of the opposing party simultaneously with service on the arbitrators.

D. PAYMENT OF EXPENSES. If the arbitrators' award as to all Claims equals or exceeds plaintiff's final settlement offer as to all Claims as provided in I.D. of this Exhibit (or the total amount claimed if plaintiff declined or failed to make a settlement offer), the arbitrators will award the plaintiff an additional sum equal to its reasonable costs. If the arbitrators' award as to all Claims equals or is less than the defendant's settlement offer as to all Claims as provided in I.D. of this Exhibit
(or zero if defendant declined or failed to make a settlement offer), the arbitrators will award the defendant a sum equal to its reasonable costs. If the arbitrators' award for all Claims is greater than the defendant's final settlement offer as to all Claims (or zero if the defendant declined or failed to make a settlement offer), but less than the plaintiff's final settlement offer as to all Claims (or the total amount claimed if the plaintiff declined or failed to make a settlement offer), each party will pay its own costs and its one-half share of the arbitrators' fees and expenses and the other arbitration costs.
"Costs" as used in this III.D. of this Exhibit includes a party's attorneys' fees and expenses, staff time, and expenses, including the party's discovery costs under II.C.2.d. of this Exhibit and the party's one-half share of the arbitrators' fees and expenses and other arbitration costs.

E. STENOGRAPHIC RECORD. Subject to III.F. of this Exhibit, either party may hire a court reporter to produce a stenographic record at depositions, the hearing, or other proceedings. The requesting party must notify the other party of the arrangements in advance and must pay the costs incurred. If the opposing party wants a copy of the record, that party will be provided a copy upon payment of one-half of the cost of the stenographic record.

F. CONFIDENTIALITY. All proceedings and all information obtained during discovery or the proceedings, and the settlement agreement, if any, or arbitrators' award will be kept confidential and may not be disclosed or used by either party for a period of seven years from the date of the arbitrators' award, except as provided in these Arbitration Terms and except in connection with an action to enforce or challenge the arbitrators' award, if any, or as may be required by law or court order.

G. TIME. In computing any period prescribed or allowed by these Arbitration Terms, the day of the act, event, or default from which the designated period begins to run will not be included. The last day of the period is included, unless it is a Saturday, Sunday, or legal holiday (including a Texas state holiday), in which event the period runs until the end of the next day that is not a Saturday, Sunday, or legal holiday. The last day of the period will end for purposes of compliance with this Agreement at 5 p.m. Central Standard Time (or Central Daylight Savings Time when applicable).

H. DESIGNATED REPRESENTATIVES/NOTICE. Whenever these Arbitration Terms provide for notice, exchange of information, or other communications between the parties, notice will be delivered to the representatives designated in
Section 16.05 of the Agreement.

Notice to or service on any person other than a party's designated representative will not constitute notice or service on a party for purposes of these Arbitration Terms. Written notice to a party may be accomplished by personal service, overnight courier, facsimile, or U.S. mail. Service is accomplished upon receipt at the business office of the designated representative. Notices, exchanges of information, and other communications must also be delivered to designated counsel, if any, for each party, in the same manner as notice or service is provided a party's designated representative.

I. VENUE. An action to enforce or challenge these Arbitration Terms, including an action to confirm or vacate an arbitration award, must be brought in the U.S. federal district court in Houston, Texas.

J. WAIVER OF RULES. Any party that proceeds under these Arbitration Terms after it knows or should have known that a party or arbitrator has not complied with any provision or requirement of these Arbitration Terms and that fails to file a written objection with the arbitrators within five calendar days after it knows or should have known of that noncompliance will be deemed to have waived its right to object.

                              EXHIBIT F

                   Attached to and made a part of the

                      PURCHASE AND SALE AGREEMENT

                             between

                        EXXON CORPORATION

                               and

                  FUTURE ACQUISITION 1995, LTD.

             ENVIRONMENTAL ASSESSMENT AND TESTING
       CONFIDENTIALITY, RELEASE AND INDEMNIFICATION AGREEMENT


In connection with the possible sale by EXXON CORPORATION ("Exxon") to _____________________ ("Buyer") of certain properties located in __________
County, Texas, more fully described in the Purchase and Sale Agreement between Exxon and Buyer effective __________________ (the "Properties"), and in consideration for and as a condition of Buyer's and its Representatives' (as hereinafter defined) being allowed:

     i) to examine and copy certain non-public, confidential, and proprietary information provided by Exxon relating to the environmental and physical condition of the Properties, and

     ii) access to the Properties to conduct an environmental assessment thereon, Exxon and Buyer agree as follows:

1. As used herein, the term "Information" refers to all environmental data and reports provided by Exxon to Buyer and all information and data obtained by, taken, or discovered from Exxon or the Properties as a result of Buyer's and its Representatives' environmental assessment and due diligence, including, but not limited to, soil samples and water samples. All reports, analyses, compilations, data, studies, or other materials prepared by Buyer or its Representatives that are based, in whole or in part, on any Information shall also be included in the term "Information". The following will not constitute Information for purposes of this Agreement:

     (a) information which is available to the public at the time of receipt by Buyer;

     (b) information which becomes available to the public subsequently without breach of this Agreement by Buyer; and

     (c) information which is known to Buyer before receipt or discovery of Information in connection with this Agreement in circumstances not involving breach of a confidentiality obligation.

2.     Buyer hereby agrees that:

     (a) Should Buyer undertake an environmental assessment, both the consultant (if consultants are employed) and the scope of the proposed assessment, including test protocols, must be acceptable to Exxon before the work may begin.

     (b) it shall use the Information solely for the purpose of environmental evaluation of the Properties and for no other purpose;

     (c) it shall keep the Information confidential and shall not divulge any of the Information to any party except those of its Representatives who need to know the information in order to carry out Buyer's evaluation of the Properties;

     (d) subject to the provisions of Paragraph 10 of this Agreement, it shall be responsible for enforcing the maintenance of confidentiality of the Information and shall take such action, legal or otherwise, to the extent necessary to prevent or remedy any disclosure through Buyer or its Representatives.

     Buyer shall be responsible for any breach of this Agreement by its Representatives.

3. Without the other party's written consent, no public announcement or statement with respect to any potential transaction between Exxon and Buyer, or with respect to Buyer's or its Representatives' participation in an environmental assessment, shall be made unless, in the opinion of Exxon's or Buyer's counsel, Exxon or Buyer is required to make a disclosure under the Securities Act of 1933, the Securities Exchange Act of 1934, or any other law or regulation.

4. Buyer will provide Exxon with at least five (5) days written notice before its desired date for testing the Properties and at least twenty-four (24) hours written notice before its desired date for assessing the Properties and will specify in the notice the desired locations to be tested or assessed. Exxon will have the right to be present during any testing or other assessments and will have the right to require splitting of all samples.

5. Buyer and its Representatives will provide Exxon with a preliminary report and access to drafts of all other reports, data, and other information produced or obtained by Buyer or its Representatives as a result of the environmental assessment and testing before a final version of any report is written. After receiving the preliminary report and reviewing any other reports, data, and other information, it desires, Exxon shall have the opportunity to provide Buyer and its Representatives with comments and additional information. Buyer and its Representatives agree to review the comments and information before a final version of any report is written. Upon completion of the final reports, Buyer and its Representatives will provide Exxon with copies of all reports, data, and other information produced or obtained by Buyer or its Representatives as a result of the environmental assessment and testing.

6. Except for Buyer's due diligence efforts, which are solely of an information-gathering nature, Exxon retains all rights to contact, discuss, and notify any governmental and regulatory bodies in connection with any Information, including any public information, disclosed under this Agreement or discovered in the preparation of Buyer's environmental assessment.
Except for Buyer's due diligence efforts, which are solely of an information-gathering nature, neither Buyer nor its Representatives may make any governmental contacts not specifically authorized by Exxon unless the failure to make that contact is a violation of law or regulation, in which case, Buyer will give Exxon ten (10) days' notice before the contact.

7. Buyer agrees that Exxon would be irreparably injured by a breach of this Agreement and that Exxon is entitled to equitable relief by way of injunction if Buyer breaches or threatens to breach any of the provisions of this Agreement. This remedy will not be deemed to be the exclusive remedy for breach, but will be in addition to all other remedies available to Exxon at law or in equity.

8. Exxon makes no representation or warranty, express or implied, as to the accuracy or completeness of the Information. Exxon will have no liability to Buyer from Buyer's use of the Information. Buyer will rely upon its own investigation and evaluation with respect to the environmental condition of the Properties.

9. If Buyer does not acquire the Properties for any reason, then upon Exxon's request to Buyer, Buyer and its Representatives shall return all Information to Exxon and shall destroy all materials prepared by it or its Representatives that incorporate the Information pertaining to the Properties.

10. If Buyer or any of its Representatives is requested or required by oral questions, documents, subpoena, civil investigative demands, interrogatories, requests for information, or other similar process to disclose any Information supplied or discovered in connection with this Agreement, Buyer agrees that it will provide Exxon with notice of the request(s) so Exxon may seek an appropriate protective order or waive Buyer's compliance with the provision of this Agreement. The parties agree that, if in the absence of a protective order or the receipt of a waiver under this Agreement, Buyer or any of its Representatives is nevertheless, in the opinion of that party's counsel, required to disclose the information or portion of it to any tribunal or agency having jurisdiction or else stand liable for contempt or suffer other censure or penalty, Buyer or its Representatives may disclose the Information or portion of it to the tribunal or agency having jurisdiction without liability under this Agreement.

11. Buyer assumes all responsibility for and all risk of damage or injury that may occur to Buyer and its Representatives in the course of any visit to the Properties and in conducting the environmental assessment whether caused by Exxon's:

     (i)     active or passive, joint, concurrent, or sole negligence, or

     (ii)     strict liability.

     Buyer hereby releases Exxon from any liability resulting in the course of the visit and environmental assessment whether that liability is caused by Exxon's:

     (i)     active or passive, joint, concurrent, or sole negligence, or

     (ii)     strict liability.

     Buyer will defend, protect, indemnify, and hold Exxon harmless from and against any and all losses, liabilities, claims, demands, and causes of action of every kind on account of personal injuries, illnesses, or death of persons or damage to or loss of property (including, but not limited to, damage to Exxon's property) resulting directly or indirectly from the use of, occupancy of, visitation to, or environmental assessment of the Properties by Buyer and its Representatives, even if the personal injuries, illnesses, death of persons, or damage to or loss of property is caused by Exxon's:

     (i)     active or passive, joint, concurrent, or sole negligence, or

     (ii)     strict liability.

     Buyer agrees to comply fully with all rules, regulations, and instructions issued by Exxon regarding the actions of Buyer and its Representatives while upon, entering, or leaving the premises of Exxon's property.

     The provisions of this Paragraph 11 do not apply to Exxon's gross negligence or willful misconduct.

12. As used here, the term "Representatives" shall mean: the officers, directors, employees, legal counsel, accountants, financial advisors, consultants, agents, and representatives of Buyer, its partners, subsidiaries, and affiliates.

13. This Agreement is in addition to, and not in lieu of, any other confidentiality, release, or indemnification agreements signed by Buyer or its Representatives relating to the proposed transaction or the Properties.

14. This Agreement will be binding upon and inure to the benefit of Exxon and Buyer and their respective successors and assigns.

15. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Texas.

16. If Buyer does not purchase the Properties, this Agreement shall expire five (5) years after the date the Information is returned to Exxon or Buyer certifies that all materials prepared by Buyer or its Representatives incorporating the Information have been destroyed, whichever is later.



FUTURE ACQUISITION 1995, LTD.                       EXXON CORPORATION

By: /s/ Tim J. Goff                                 By:

Name: Tim J. Goff                                   Name:
Title:                                              Title:
                                                    Agent and Attorney-in-Fact
Date:                                               Date: