Form 10QSB
period 1999-09-30
BARGO ENERGY CO
filed 1999-11-19
CIK 51072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 92,173,000 shares of common stock, par value $0.01 per share, issued and outstanding as of November 15, 1999.

Transitional Small Business Disclosure Format (Check One): Yes  No X

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1998.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                     (FORMERLY FUTURE PETROLEUM CORPORATION
                                AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEET

                                                          September 30, 1999    December 31, 1998
                                                              (unaudited)
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                $  1,146,000         $  1,241,000
     Trade accounts receivable, no allowance for
          doubtful accounts considered necessary:
          Joint interest billings                                   12,000                 --
          Accrued oil and gas sales                              4,373,000            2,636,000
          Advance to related party                                  20,000                8,000
                                                              ------------         ------------
               TOTAL CURRENT ASSETS                              5,551,000            3,885,000
                                                              ------------
PROPERTY AND EQUIPMENT

     Oil and gas properties, full cost method                   73,476,000           45,992,000
     Other                                                         713,000              648,000
                                                              ------------         ------------
               TOTAL PROPERTY AND EQUIPMENT                     74,189,000           46,640,000
                                                              ------------         ------------
     Less accumulated depletion, depreciation
          and amortization                                      (3,975,000)          (1,566,000)
                                                              ------------         ------------
               NET PROPERTY AND EQUIPMENT                       70,214,000           45,074,000

OTHER ASSETS

     Goodwill, net                                               1,842,000            1,984,000
     Loan costs, net                                               914,000              965,000
     Mining properties held for sale                                40,000               40,000
     Other                                                           1,000                 --
                                                              ------------         ------------
               TOTAL OTHER ASSETS                                2,797,000            2,989,000
                                                              ------------         ------------
     TOTAL ASSETS                                             $ 78,562,000         $ 51,948,000
                                                              ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                    September 30, 1999    December 31, 1998
                                                                        (unaudited)

CURRENT LIABILITIES
     Current portion of long-term debt                                  $      9,000         $  8,952,000
     Trade accounts payable                                                2,748,000            1,457,000
     Accrued oil and gas proceeds payable                                    393,000              514,000
     Accrued interest payable                                                190,000              430,000
     Advance from related party                                                1,000              566,000
                                                                        ------------         ------------
               TOTAL CURRENT LIABILITIES                                   3,341,000           11,919,000
                                                                        ------------         ------------

LONG TERM DEBT, less current portion                                      19,605,000           30,907,000

DEFERRED TAX LIABILITY                                                       594,000            1,011,000
                                                                        ------------         ------------
REDEEMABLE PREFERRED STOCK, 10% cumulative dividend;
$.01 par value; 5,000,000 and 0 shares authorized,
issued and outstanding at September 30, 1999 and December 31,
1998, respectively                                                        51,935,000                    0
                                                                        ------------         ------------

STOCKHOLDERS' EQUITY

Series A Preferred stock, $.01 par value, 0 and 200,000 shares authorized; 0 and 100,000 shares issued and outstanding
at September 30, 1999 and December 31, 1998, respectively                          0                1,000

Common stock, $.01 par value; 120,000,000 and 30,000,000
shares authorized; 91,830,544 and 22,320,066 shares issued;
91,830,544 and 22,320,066 shares outstanding at September 30,
1999 and December 31, 1998, respectively                                     918,000              223,000

Additional paid-in capital                                                 3,657,000            6,543,000
Treasury stock                                                               (87,000)                --
Retained earnings (deficit)                                               (1,400,000)           1,344,000
                                                                        ------------         ------------
               TOTAL STOCKHOLDERS' EQUITY                                  3,088,000            8,111,000
                                                                        ------------         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 78,562,000         $ 51,948,000
                                                                        ============         ============

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                     (FORMERLY FUTURE PETROLEUM CORPORATION
                                AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30,
                                                              ---------------------------------
                                                                  1999                 1998
                                                              ------------         ------------

REVENUES

     Oil and gas sales                                        $  4,514,951         $    812,326
         Hedge gain (loss)                                        (211,400)                   0
                                                              ------------         ------------
          TOTAL REVENUES                                         4,303,551              812,326
                                                              ------------         ------------
COSTS AND EXPENSES

     Lease operations and production taxes                       1,869,260              488,305
     General and administrative                                    709,186               70,300
     Depletion, depreciation and amortization                      386,090              166,443
                                                              ------------         ------------
          TOTAL EXPENSES                                         2,964,536              725,048
                                                              ------------         ------------
OTHER INCOME

     Interest expense                                             (221,402)            (124,385)
     Interest income                                                 1,642                  921
     Miscellaneous income                                              -0-                1,422
                                                              ------------         ------------
          TOTAL OTHER INCOME AND (EXPENSE)                        (219,760)            (122,042)
                                                              ------------         ------------
INCOME (LOSS) BEFORE INCOME TAXES                                1,119,255              (34,764)

DEFERRED INCOME TAX BENEFIT (EXPENSE)                             (380,000)              12,000
                                                              ------------         ------------
NET INCOME (LOSS)                                                  739,255              (22,764)
                                                              ------------         ------------
REDEEMABLE PREFERRED STOCK DIVIDENDS                             1,277,009                  -0-
                                                              ------------         ------------
NET INCOME (LOSS) ALLOCABLE TO COMMON
         SHAREHOLDERS                                         $   (537,754)        $    (22,764)
                                                              ============         ============
NET INCOME (LOSS) ALLOCABLE PER COMMON SHARE -
     BASIC AND DILUTED                                               (.006)               (.002)
                                                              ------------         ------------
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                91,830,544            9,708,000
                                                              ------------         ------------

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                     (FORMERLY FUTURE PETROLEUM CORPORATION
                                AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                ---------------------------------
                                                                    1999                 1998
                                                                ------------         ------------

REVENUES

     Oil and gas sales                                          $  9,651,232         $  1,902,855
     Hedge gain (loss)                                              (131,500)                   0
                                                                ------------         ------------
          TOTAL REVENUES                                           9,519,732            1,902,855
                                                                ------------         ------------
COSTS AND EXPENSES

     Lease operations and production taxes                         4,187,264            1,131,754
     General and administrative                                    2,376,692              290,953
     Depletion, depreciation and amortization                      2,558,658              368,756
                                                                ------------         ------------
          TOTAL EXPENSES                                           9,122,614            1,791,463
                                                                ------------         ------------
OTHER INCOME

     Interest expense                                             (1,630,536)            (406,511)
     Interest income                                                   6,656                3,639
     Miscellaneous income                                                -0-               12,382
                                                                ------------         ------------
          TOTAL OTHER INCOME AND (EXPENSE)                        (1,623,880)            (390,490)
                                                                ------------         ------------
INCOME (LOSS) BEFORE INCOME TAXES                                 (1,226,762)            (279,098)

DEFERRED INCOME TAX BENEFIT (EXPENSE)                                417,000               98,000
                                                                ------------         ------------
NET INCOME (LOSS)                                                   (809,762)            (181,098)
                                                                ------------         ------------
REDEEMABLE PREFERRED STOCK DIVIDENDS                               1,934,543                  -0-
                                                                ------------         ------------
NET INCOME (LOSS) ALLOCABLE TO COMMON
     SHAREHOLDERS                                               $ (2,744,305)        $   (181,098)
                                                                ============         ============

NET INCOME (LOSS) ALLOCABLE PER COMMON SHARE
     - BASIC AND DILUTED                                               (.039)               (.026)
                                                                ------------         ------------
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                  70,622,270            7,053,000
                                                                ------------         ------------

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                     (FORMERLY FUTURE PETROLEUM CORPORATION
                                AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                              ---------------------------------
                                                                  1999                 1998
                                                              ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $   (809,762)        $   (181,098)
   Adjustments to reconcile net income
    (loss) to cash provided by operating
      activities:
      Depletion, depreciation, and
            amortization                                         2,558,658              368,756
      Amortization of debt issue costs                             153,909                  -0-
      Deferred income taxes                                       (417,000)             (98,000)
                                                              ------------         ------------
  Net cash provided by (used in) operating
  Activities before changes in working capital                   1,485,805               89,658
     Change in working capital items:
          Decrease (increase) in
          accounts receivable                                   (1,748,915)            (518,418)
          Increase in advances to
          related parties                                          (11,874)                 -0-
          Increase (decrease) in accounts payable
                    and accrued liabilities                        929,712              556,638
               Decrease in advances from
                    related parties                               (564,900)                 -0-
               Other                                                (7,877)             (11,471)
                                                              ------------         ------------
          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                      81,951              116,407
                                                              ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties                     (27,484,342)          (7,187,420)
     Additions to property and equipment                           (64,968)                 -0-
                                                              ------------         ------------
          NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                                 (27,549,310)          (7,187,420)
                                                              ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                             17,760,262            8,773,594
     Purchase of treasury stock                                    (90,314)                 -0-
     Repayment of long-term debt                               (38,005,522)          (1,820,787)
     Proceeds from issuance of stock                            50,000,000              251,086
     Stock issuance costs                                       (2,198,534)                 -0-
     Loan costs                                                   (102,977)                 -0-
     Proceeds from exercise of stock options                        10,071                  -0-
                                                              ------------         ------------
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                  27,372,986            7,203,893
                                                              ------------         ------------
NET INCREASE (DECREASE) IN CASH                                    (94,373)             132,880

CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                                    1,241,000              292,931
                                                              ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,146,627         $    425,811
                                                              ============         ============
SUPPLEMENTAL INFORMATION:
     Cash paid during the period
                 for interest                                 $  1,707,501         $    406,511
                                                              ============         ============

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

            (FORMERLY FUTURE PETROLEUM CORPORATION AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: THE COMPANY

Bargo Energy Company (the "Company" or "Bargo") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore, primarily in the Gulf Coast Region (Texas and Louisiana) and California. The Company's principal business strategies include
(i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii) conducting detailed field studies using the newest technology to identify additional reserves and exploration potential, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise.

On April 26, 1999 (the "Effective Date"), Future Petroleum Corporation, a Utah corporation ("Future"), merged with Bargo Energy Company, a Texas corporation ("Bargo"). Bargo was incorporated under the name FPT Corporation on January 26, 1999 as a wholly owned subsidiary of Future, solely for the purpose of reincorporating Future in Texas.

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

The reincorporation merger increased the Company's authorized capital stock from
30.2 million shares to 125 million shares. The articles of incorporation of Bargo authorize 125 million shares of capital stock, of which 120 million shares are common stock and 5 million shares are preferred stock. Future's articles of incorporation authorized 30 million shares of common stock and 200,000 shares of preferred stock.

In addition to the conversion of the Future common shares into Bargo common shares and the issuance of common stock as described in Note 2 below, Bargo converted each of the 100,000 shares of Bargo Series A preferred stock to 260 shares of Bargo common stock (26,000,000 common shares were issued) during the nine months ended September 30, 1999.


Note 2:  PREFERRED STOCK ISSUANCE

On May 14, 1999, the Company closed a transaction pursuant to which it issued and sold to Kayne Anderson Energy Fund, L.P. ("Kayne"), BancAmerica Capital Investors SBIC I, L.P. ("BancAmerica"), Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P. (collectively, "Eos"), Energy Capital Investment Company PLC, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P. (collectively, "EnCap") and SGC Partners II LLC ("SGC" and together with Kayne, BancAmerica, Eos, EnCap and

SGC, the "Investors") shares of a newly created class of preferred stock. Five million shares of the Company's Cumulative Redeemable Preferred Stock, Series B ("Preferred Stock") were issued in exchange for an aggregate purchase price of $50 million. As additional consideration, the Company issued an aggregate of 43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis). If the Company redeems all of the outstanding shares of Preferred Stock prior to May 14, 2001, the Investors must sell back to the Company 12.5% of the shares of Common Stock originally issued to the Investors.

Dividends on the Preferred Stock equal to 10% per annum are payable quarterly. The dividend rate is subject to increase (but in no event to more than 16%) or decrease (but in no event to less than 10%) based upon the Company's ratio of assets to liabilities which is calculated on January 1 and July 1 of each year or at such other time as requested by the Investors. As of July 1, 1999 the dividend rate on the preferred stock is 10%. The Preferred Stock may be redeemed at any time by the Company and must be redeemed upon the occurrence of certain events, including upon the fifth anniversary of the issue date or upon a change of control. The Preferred Stock is redeemable for $50 million and unpaid cumulative dividends. A change of control is deemed to occur upon any merger, reorganization, purchase or sale of more than 50% of the Company's voting securities, the sale of substantially all of the assets of the Company or at any time Tim Goff ceases to serve as the Company's Chief Executive Officer. The Company is prohibited from taking certain actions, including authorizing, creating or issuing any shares of capital stock, amending the articles of incorporation of the Company and authorizing a merger or change of control, without the consent of the holders of a majority of the outstanding shares of Preferred Stock.

As of September 30, 1999, holders of shares of the Series B Preferred were entitled to receive, when, and if declared by the Board of Directors, as legally available, cumulative dividends totaling $1,934,543.


Note 3: CREDIT FACILITY

Bargo had an original credit facility which at December 31, 1998 had a commitment amount of $50 million subject to a borrowing base as determined by Bank of America on an acquisition by acquisition basis. The Credit Agreement was comprised of two Tranches, Tranche A and Tranche B.

The Company had a choice of two different interest rates under the Tranche A loan, the Base Rate or the LIBO Rate. Interest under Base Rate loans were at the higher of the lender's "Reference Rate" or the Federal Funds Rate plus .5%. Interest under LIBO Rate loans were at the LIBO rate (reserve adjusted) plus 2%. The Company could convert any portion of the outstanding debt from one interest rate type to another in increments of $50,000 with a minimum transfer amount of $250,000. At December 31, 1998, the Tranche A loan commitment amount was $38 million of which $30.9 million had been borrowed and the Tranche B loan commitment amount was $12 million, of which $8.945 million had been borrowed. In connection with the May 14, 1999 equity transaction, on May 17, 1999, the Company repaid $9.6 million, the full amount then outstanding under Tranche B and paid down Tranche A to $2.5 million.

On September 30, 1999 the Company amended and restated the Credit Agreement to increase the commitment from Bank of America and two additional banks to $100 million. The three-year revolver has an initial borrowing base of $40 million increasing to $55 million upon the resolution of certain preferential purchase rights associated with the September 1999 Arco East Texas acquisition.

The Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. The debt bears interest under the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%) plus an applicable margin of .75%. The debt bears interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 1.75%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $500,000 with a minimum transfer amount of $1,000,000. Borrowings under the Credit Agreement are approximately $19.6 million as of September 30, 1999.

Note 4: PROPERTY ACQUISITIONS

On September 13, 1999, the Company acquired interests in 40 leases, a waterflood unit, over 60 royalty properties and an oil transportation contract in the East Texas Field from Atlantic Richfield Company. The purchase price was $16 million. The Company utilized the Credit Facility to acquire the properties.

The following Bargo Energy Company pro forma information gives effect to the acquisition of the properties as if they had been acquired January 1, 1998:


                                              Nine months ended
                                                 September 30
                                             1999            1998
                                          -------------------------

                                 (amounts in thousands except per share amount)


Revenues                                  $ 20,630         $ 15,815
Net Income (Loss)                         $ (1,633)        $  1,840
Net Income (Loss) per
   Common share -
   Basic and Diluted                      $   (.02)        $    .26




Note 5: STOCK INCENTIVE PLAN

In May 1999 the Board of Directors adopted the 1999 Stock Incentive Plan which provides for stock options to be granted to employees with exercise prices not less than the fair market value of the underlying common stock. These options will have a term of 10 years from the date of grant and will vest over a three year period from the date of grant. During the nine months ended September 30, 1999 approximately 22 million options were granted under this plan to employees of the company at exercise prices ranging from $.10 to $.25 per share.


Note 6: EARNINGS (LOSS) PER COMMON SHARE

Net income or loss per common share is based on the weighted average number of common shares outstanding. The Company's common stock equivalents, which consisted of stock options and warrants, were antidilutive in the three and nine months ended September 30, 1999 and 1998.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in the Report (and the exhibits hereto), including without limitation, statements regarding the Company's financial position and estimated quantities and net present values of reserves, are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in the section "Risk Factors" included in the Company's Forms 10-KSB and other periodic reports filed under the Exchange Act, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

THE COMPANY

Bargo Energy Company (the "Company" or "Bargo") is engaged through its subsidiaries and subsidiary partnerships in the development of oil and natural gas properties located onshore primarily in the Gulf Coast Region (Texas and Louisiana) and California. The Company's principal business strategies include
(i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii) conducting detailed field studies using the newest technology to identify additional reserves and exploration potential, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise. In September 1999 the Company closed a $100 million bank revolving line of credit to supplement its $50 million private equity financing in May 1999. Bargo and its management team intend to continue its efforts to aggressively grow the Company's resource base both through oil and gas property acquisitions and corporate consolidations.

As of December 31, 1998, the Company owned estimated net proved reserves of approximately 15,145,000 barrels of oil equivalent. Per the Company's July 1, 1999 mid year reserve report the Company owned estimated net proved reserves of approximately 21,288,000 barrels of oil equivalent. This represents a 40% increase in total net proved reserves over December 31, 1998. This increase is attributable to the Company's active acquisition program. Approximately 57% of the Company's reserves are proved developed producing reserves. Quantities stated as equivalent barrels of oil reserves are based on a factor of six mcf of natural gas per barrel of oil.

In August 1999, the Board of Directors increased the size of the Board from seven to eight members and appointed Jonathan M. Clarkson as a director. Mr. Clarkson was also appointed President and Chief Operating Officer of the Company at that time. In November 1999, the Board of Directors appointed Mr. Frank Pottow as a director, increasing the size of the Board to nine members. Mr. Pottow is the Managing Director of SGC Partners II, L.L.C., a stockholder of the Company. In connection with the appointment of Mr. Clarkson and Mr. Pottow to the Board of Directors, the Shareholders Agreement among the Company and certain stockholders of the Company was amended to provide that Mr. Clarkson would be appointed to the Board of Directors and that Mr. Pottow would be appointed as a representative of SGC Partners.


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

The Company uses the full cost method of accounting for the Company's investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool." Oil and gas properties in the pool, plus estimated future expenditures to develop proved reserves and future abandonment, site remediation and dismantlement costs, are depleted and charged to operations using the unit of production method based on the portion of current production to total estimated proved recoverable oil and gas reserves. To the extent that such capitalized costs (net of depreciation, depletion and amortization) exceed the discounted future net cash flows on an after-tax basis of estimated proved oil and gas reserves, such excess costs are charged to operations. Once incurred, the write down of oil and gas properties is not reversible at a later date even if oil or natural gas prices increase.

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

On September 13, 1999, the Company acquired interests in 40 leases, a waterflood unit, over 60 royalty properties and an oil transportation contract in the East Texas Field from Atlantic Richfield Company for $16 million. Current daily production is approximately 2,500 net barrels of oil equivalent per day from 500 producing wells. The Company utilized the Credit Facility to acquire the properties.

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

Company management chooses to implement pricing hedges as necessary to ensure minimum levels of cash flow or as market conditions create opportunity. Approximately 50% (or 150,000 MMBTU per month) of current natural gas production is hedged through calendar year 1999. For the Company's South Coles Levee production a hedge is in place for 65,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.45 per MMBTU based on Southern California border prices. For the Company's Gulf Coast properties a hedge is in place for 85,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.04 per MMBTU based on Houston Ship Channel pricing.

At September 30, 1999 collars were in place for portions of the Company's oil production for October 1 through September 2000 at floors of $18.00 and ceilings of $20.75 and $23.08. Contracted volumes total 50,200 barrels per month declining each month to 42,000 barrels. Beginning October 2000 through September 2001 the Company has two swaps in place at $17.55 and $18.05. Contracted volumes total 41,350 barrels per month declining to 34,300 barrels per month representing approximately 50% of the Company's projected oil production.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital are its cash flows from operations, borrowings, property sales and the issuance of debt and equity securities.

The Company reported consolidated net income of $739,255 for the quarter ended September 30, 1999 compared to a consolidated net loss of $22,764 for the quarter ended September 30, 1998. At September 30, 1999, the Company had working capital of $2,210,865, which was a $1,776,589 increase from the $434,276 of working capital that the Company had as of September 30, 1998. This increase in working capital was due primarily to the increased oil and gas sales resulting from the acquisition of proved reserves referred to above.

Effective August 14, 1998, the Company entered into a credit agreement with Bank of America ("Credit Agreement"). Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties as well as by certain pledges of the Company's subsidiaries Common Stock. See "The Company." The Credit Agreement initially provided for a commitment amount of $20 million and a $10.5 million borrowing base ("Borrowing Base"). This Credit Agreement was amended and increased to $27.5 million on November 15, 1998. In December 1998, the Company amended and restated the Credit Agreement to increase the commitment amount to $50 million subject to a borrowing base as determined by Bank of America on an acquisition by acquisition basis. On September 30, 1999 the Company amended and restated the Credit Agreement to increase the commitment from Bank of America and two additional banks to $100 million. The three-year revolver has an initial borrowing base of $40 million, increasing to $55 million upon the resolution of certain preferential purchase rights on the recent Arco East Texas acquisition.

As of September 30, 1999 the Company has available over $20 million under its existing Credit Agreement which increases to $35 million after resolution of the preferential rights discussed above.

Operating activities of the Company during the nine months ended September 30,1999 provided net cash of $81,951. In the same period during 1998, operating activities provided net cash of $116,407. Investing activities in the nine months ended September 30, 1999, used net cash of $27,549,310, primarily due to the acquisition of oil and gas properties. For the same period in 1998, investing activities used net cash of $7,187,420 to acquire oil and gas properties. Financing activities in the nine months ended September 30, 1999 provided net cash of $27,372,986 primarily due to proceeds from the equity transaction described above net of debt repayments. In the first nine months of 1998, financing activities provided $7,203,893 (net of debt repayments) which was used primarily to acquire oil and gas properties.


RESULTS OF OPERATIONS


Comparison of Quarters Ended September 30, 1999 and 1998

Total revenues for the three months ended September 30, 1999 increased to $4,303,551 from $812,326 for the same period in 1998, primarily due to increased oil and gas sales from the acquisition of producing properties in the fourth quarter of 1998 and May of 1999. Production costs increased from $488,305 in the three months ended September 30, 1998 to $1,869,260 in the three months ended September 30, 1999 due to the purchase of proved reserves. General and administrative expenses increased to $709,186 from $70,300 in 1998 due to overhead associated with the Company's increased acquisition activity. The Company generated net income of $739,255 for the three months ended September 30,1999 compared to a net loss of $22,764 for the same period in 1998, primarily due to the acquisition of proved reserves and production attributable to such reserves. The majority of the cash flow generated from these additional reserves was primarily used to pay interest costs incurred in acquiring the reserves. Interest expense for the three months ended September 30, 1999 was $221,402 compared to $124,385 for the same period in 1998. Depreciation, depletion and amortization for the three months ended September 30, 1999 was $386,090. For the same period in 1998, the total was $166,443. This increase is primarily a result of increased production volumes.



Comparison of Nine months ended September 30, 1999 and 1998


Total revenues for the nine months ended September 30, 1999 increased to $9,519,732 from $1,902,855 for the same period in 1998, primarily due to increased oil and gas sales from the acquisition of producing properties. Production costs increased from $1,131,754 in the nine months ended September 30, 1998 to $4,187,264 in the nine months ended September 30,1999 due to the purchase of proved reserves. General and administrative expenses increased to $2,376,692 from $290,953 in 1998 due to increased overhead associated with the Company's increased acquisition activity. The Company had a net loss of $809,762 for the nine months ended September 30,1999 compared to a net loss of $181,098 for the same period in 1998, primarily due to increased interest expense associated with the acquisition of proved reserves. The majority of the cash flow generated from these additional reserves was primarily used to pay interest costs. Interest expense for the nine months ended September 30, 1999 was $1,630,536 compared to $406,511 for the same period in 1998 primarily due to interest on outstanding long term debt related to property acquisitions. Depreciation, depletion and amortization for the first nine months of 1999 was $2,558,658. For the same period in 1998, the total was $368,756. This increase is primarily a result of increased production volumes.


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

                                               PART II
                                          OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

        EXHIBIT NUMBER                            TITLE OF DOCUMENT

      2. Plan of acquisition, reorganization, arrangement, liquidation or succession

           2.1 Purchase and Sale Agreement between Exxon Corporation and Future Acquisition 1995, Ltd., et al. (Incorporated by reference from Exhibit
                                2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June, 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999)

           2.2 Purchase and Sale Agreement by and Between Atlantic Richfield Company and Future Acquisition 1995, Ltd.

      3.                        Articles of Incorporation and By-laws

           3.1 Articles of Incorporation of Bargo Energy Company (Incorporated by reference from Exhibit
                                3.1 to the Company's Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April 29, 1999)

           3.2 Agreement and Plan of Merger, dated as of April 6, 1999 between Future Petroleum Corporation and FPT Corporation (Incorporated by reference from
                                Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April 29,
                                1999)

           3.3 By-laws of Bargo Energy Company (Incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April 29, 1999)

           3.4 Amendment to Bargo Energy Company By-laws (Incorporated by reference from Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

      4. Instruments defining the rights of security holders

        EXHIBIT NUMBER                            TITLE OF DOCUMENT

           4.1 Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B (Incorporated by reference (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

      10.                       Material Contracts

           10.1 Second Amended and Restated Shareholders' Agreement, dated May 14, 1999, by and among Bargo Energy Company, B. Carl Price, Don Wm. Reynolds, Energy Capital Investment Company PLC, EnCap Equity 1994 Limited Partnership, Bargo Energy Resources, Ltd., TJG Investments, Inc., Bargo Energy Company, Tim J. Goff, Thomas Barrow, James E. Sowell, Bargo Operating Company, Inc., EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from
                                Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.2 Second Amendment to Registration Rights Agreement dated May 14, 1999 between Energy Capital Investment Company PLC, EnCap Equity 1994 Limited Partnership, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.3 Consent to Amendment to Registration Rights Agreement by TJG Investments, Inc., Bargo Energy Company, Bargo Energy Resources, Ltd., Bargo Operating Company, Inc., Tim J. Goff, Thomas Barrow, James E. Sowell, B. Carl Price, Don Wm. Reynolds, Christie Price, Robert Price and Charles D. Laudeman (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.4 Consent and Agreement dated May 14, 1999 be between Bargo Energy Company and Bank of America National Trust and Savings Association (Incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the

        EXHIBIT NUMBER                            TITLE OF DOCUMENT

                                period ended March 31, 1999, filed with the
                                Securities and Exchange Commission on May 21,
                                1999)

           10.5 SBA Side Letter dated May 14, 1999 between Bargo Energy Company and BancAmerica Capital Investors SBIC I, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.6 SBA Side Letter dated May 14, 1999 between Bargo Energy Company, EnCap Equity 1994 Limited Partnership, TJG Investments, Inc. Bargo Energy Company, Bargo Energy Resources, Ltd., Bargo Operating Company, Inc., Tim J. Goff and BancAmerica Capital Investors SBIC I, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.7 Stock Purchase Agreement dated May 14, 1999 between Bargo Energy Company and Energy Capital Investment Company PLC, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.8 Bargo Energy Company 1999 Stock Incentive Plan (Incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.9 Confidentiality and Non-compete Agreement dated May 14, 1999 between Bargo Energy Company and Tim J. Goff (Incorporated by reference from
                                Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.10 Second Amended and Restated Credit Agreement, Dated as of September 30, 1999, among Bargo Energy Company, Bank of America, N.A. and Certain Financial Institutions

        EXHIBIT NUMBER                            TITLE OF DOCUMENT

           10.11 Registration Rights Agreement among the Company and Bargo Energy Resources, Ltd. dated August 14, 1998 (Incorporated by reference from Exhibit
                                10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

           10.12 First Amendment to Registration Rights Agreement among the Company, Bargo Energy Resources, Ltd., Bargo Energy Company, TJG Investments, Inc. and certain other shareholders dated December 15, 1998 (Incorporated by reference from Exhibit
                                99.2 to the Company's Current Report on Form 8-K dated December 15, 1998, filed with the Securities and Exchange Commission on December 30, 1998)

           10.13 Registration Rights Agreement dated November 25, 1997, among the Company, Energy Capital Investment Company PLC, and EnCap Equity 1994 Limited Partnership (Incorporated by reference from Exhibit 10.05 to the Company's Current Report on Form 8-K dated November 25, 1997, filed with the Securities and Exchange Commission on December 10, 1997)

           10.14 Registration Rights Agreement among the Company, Energy Capital Investment Company PLC and EnCap Equity 1994 Limited Partnership dated August 14, 1998 (Incorporated by reference from Exhibit
                                10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

           10.15 First Amendment to Registration Rights Agreement among the Company, Energy Capital Investment Company PLC and EnCap Equity 1994 Limited Partnership dated December 15, 1998 (Incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K dated December 15, 1998, filed with the Securities and Exchange Commission on December 30, 1998)

           10.16                Registration Rights Agreement among the Company,
                                B. Carl Price and certain other shareholders dated August 14, 1998 (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

           10.17 First Amendment to Registration Rights Agreement among the Company, B. Carl Price and certain other shareholders dated December 15, 1998 (Incorporated by reference from Exhibit 99.6 to the Company's Current Report on Form 8-K dated December 15, 1998, filed with the Securities and Exchange Commission on December 30, 1998)

        EXHIBIT NUMBER                            TITLE OF DOCUMENT

           10.18 Stock Purchase Warrant by the Company to Bargo Energy Resources, Ltd. dated August 14, 1998 (Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25,
                                1998)

           10.19 1993 Employee Incentive Plan (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1993, filed with the Securities and Exchange Commission on May 20, 1994)

           10.20 First Amendment to Second Amended and Restated Shareholders' Agreement, dated August 11, 1999

      11. Statement regarding computation of per share earnings(1)

      15.                       Letter on unaudited interim financial
                                information(1)

      18.                       Letter on change in accounting principles(1)

      19.                       Report furnished to security holders(1)

      22. Published report regarding matters submitted to vote(1)

      24.                       Power of attorney (1)

      27.                       Financial data schedule

      99.                       Additional exhibits

-----------------------------------

(1)      Inapplicable to this filing.

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarterly period ended September 30, 1999:

1) Current Report on Form 8-K dated August 17, 1999, filed August 24, 1999 reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits.

2) Current Report on Form 8-K dated September 8, 1999, filed October 12, 1999 reporting Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BARGO ENERGY COMPANY
                                             (Registrant)



                                             By: /s/ Kimberly G. Seekely
                                                 Kimberly G. Seekely,
                                                 On behalf of the Registrant and
                                                 as Vice President - Treasurer

         The following exhibits are included as part of this report:

                                  EXHIBIT INDEX

        EXHIBIT NUMBER                         TITLE OF DOCUMENT
        --------------                         -----------------

      2.                        Plan of acquisition, reorganization,
                                arrangement, liquidation or succession

           2.1                  Purchase and Sale Agreement between Exxon
                                Corporation and Future Acquisition 1995, Ltd., et al. (Incorporated by reference from Exhibit
                                2.1 to the Company's Quarterly Report on Form
                                10-Q for the period ended June, 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999)

           2.2                  Purchase and Sale Agreement by and Between
                                Atlantic Richfield Company and Future
                                Acquisition 1995, Ltd.

      3.                        Articles of Incorporation and By-laws

           3.1                  Articles of Incorporation of Bargo Energy
                                Company (Incorporated by reference from Exhibit
                                3.1 to the Company's Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April 29, 1999)

           3.2                  Agreement and Plan of Merger, dated as of April
                                6, 1999 between Future Petroleum Corporation and
                                FPT Corporation (Incorporated by reference from
                                Exhibit 2.1 to the Company's Current Report on
                                Form 8-K dated April 26, 1999, filed with the
                                Securities and Exchange Commission on April 29,
                                1999)

           3.3 By-laws of Bargo Energy Company (Incorporated by reference from Exhibit 3.2 to the Company's
                                Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange
                                Commission on April 29, 1999)

           3.4                  Amendment to Bargo Energy Company By-laws
                                (Incorporated by reference from Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May
                                21, 1999)

      4. Instruments defining the rights of security holders

           4.1                  Certificate of Designations of Cumulative
                                Redeemable Preferred Stock, Series B
                                (Incorporated by reference (Incorporated by reference from Exhibit 4.1 to the Company's
                                Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

      10.                       Material Contracts

        EXHIBIT NUMBER                          TITLE OF DOCUMENT
        --------------                          -----------------

           10.1                 Second Amended and Restated Shareholders'
                                Agreement, dated May 14, 1999, by and among Bargo Energy Company, B. Carl Price, Don Wm.
                                Reynolds, Energy Capital Investment Company PLC,
                                EnCap Equity 1994 Limited Partnership, Bargo
                                Energy Resources, Ltd., TJG Investments, Inc.,
                                Bargo Energy Company, Tim J. Goff, Thomas
                                Barrow, James E. Sowell, Bargo Operating
                                Company, Inc., EnCap Energy Capital Fund III-B,
                                L.P., BOCP Energy Partners, L.P., EnCap Energy
                                Capital Fund III, L.P., Kayne Anderson Energy
                                Fund, L.P., BancAmerica Capital Investors SBIC
                                I, L.P., Eos Partners, L.P., Eos Partners SBIC,
                                L.P., Eos Partners SBIC II, L.P., and SGC
                                Partners II LLC. (Incorporated by reference from
                                Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange
                                Commission on May 21, 1999)

           10.2                 Second Amendment to Registration Rights
                                Agreement dated May 14, 1999 between Energy
                                Capital Investment Company PLC, EnCap Equity
                                1994 Limited Partnership, EnCap Energy Capital
                                Fund III-B, L.P., BOCP Energy Partners, L.P.,
                                EnCap Energy Capital Fund III, L.P., Kayne
                                Anderson Energy Fund, L.P., BancAmerica Capital
                                Investors SBIC I, L.P., Eos Partners, L.P., Eos
                                Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.2 to the Company's
                                Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.3                 Consent to Amendment to Registration Rights
                                Agreement by TJG Investments, Inc., Bargo Energy
                                Company, Bargo Energy Resources, Ltd., Bargo
                                Operating Company, Inc., Tim J. Goff, Thomas
                                Barrow, James E. Sowell, B. Carl Price, Don Wm.
                                Reynolds, Christie Price, Robert Price and
                                Charles D. Laudeman (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly
                                Report on Form 10-QSB for the period ended March
                                31, 1999, filed with the Securities and Exchange
                                Commission on May 21, 1999)

           10.4 Consent and Agreement dated May 14, 1999 be between Bargo Energy Company and Bank of America
                                National Trust and Savings Association
                                (Incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May
                                21, 1999)

           10.5                 SBA Side Letter dated May 14, 1999 between Bargo
                                Energy Company and BancAmerica Capital Investors
                                SBIC I, L.P., Eos Partners SBIC, L.P., Eos
                                Partners SBIC II, L.P., and SGC Partners

        EXHIBIT NUMBER                          TITLE OF DOCUMENT
        --------------                          -----------------

                                II LLC. (Incorporated by reference from Exhibit
                                10.7 to the Company's Quarterly Report on Form
                                10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange
                                Commission on May 21, 1999)

           10.6                 SBA Side Letter dated May 14, 1999 between Bargo
                                Energy Company, EnCap Equity 1994 Limited
                                Partnership, TJG Investments, Inc. Bargo Energy
                                Company, Bargo Energy Resources, Ltd., Bargo
                                Operating Company, Inc., Tim J. Goff and
                                BancAmerica Capital Investors SBIC I, L.P., Eos
                                Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.8 to the Company's
                                Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.7 Stock Purchase Agreement dated May 14, 1999 between Bargo Energy Company and Energy Capital
                                Investment Company PLC, EnCap Energy Capital
                                Fund III-B, L.P., BOCP Energy Partners, L.P.,
                                EnCap Energy Capital Fund III, L.P., Kayne
                                Anderson Energy Fund, L.P., BancAmerica Capital
                                Investors SBIC I, L.P., Eos Partners, L.P., Eos
                                Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.9 to the Company's
                                Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

           10.8                 Bargo Energy Company 1999 Stock Incentive Plan
                                (Incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May
                                21, 1999)

           10.9                 Confidentiality and Non-compete Agreement dated
                                May 14, 1999 between Bargo Energy Company and
                                Tim J. Goff (Incorporated by reference from
                                Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange
                                Commission on May 21, 1999)

           10.10                Second Amended and Restated Credit Agreement,
                                Dated as of September 30, 1999, among Bargo
                                Energy Company, Bank of America, N.A. and
                                Certain Financial Institutions

           10.11 Registration Rights Agreement among the Company and Bargo Energy Resources, Ltd. dated August
                                14, 1998 (Incorporated by reference from Exhibit
                                10.1 to the Company's Quarterly Report on Form
                                10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

        EXHIBIT NUMBER                          TITLE OF DOCUMENT
        --------------                          -----------------

           10.12 First Amendment to Registration Rights Agreement among the Company, Bargo Energy Resources, Ltd.,
                                Bargo Energy Company, TJG Investments, Inc. and certain other shareholders dated December 15, 1998 (Incorporated by reference from Exhibit
                                99.2 to the Company's Current Report on Form 8-K dated December 15, 1998, filed with the Securities and Exchange Commission on December
                                30, 1998)

           10.13                Registration Rights Agreement dated November 25,
                                1997, among the Company, Energy Capital
                                Investment Company PLC, and EnCap Equity 1994
                                Limited Partnership (Incorporated by reference from Exhibit 10.05 to the Company's Current
                                Report on Form 8-K dated November 25, 1997, filed with the Securities and Exchange
                                Commission on December 10, 1997)

           10.14                Registration Rights Agreement among the Company,
                                Energy Capital Investment Company PLC and EnCap
                                Equity 1994 Limited Partnership dated August 14,
                                1998 (Incorporated by reference from Exhibit
                                10.2 to the Company's Quarterly Report on Form
                                10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

           10.15 First Amendment to Registration Rights Agreement among the Company, Energy Capital Investment
                                Company PLC and EnCap Equity 1994 Limited
                                Partnership dated December 15, 1998
                                (Incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K dated
                                December 15, 1998, filed with the Securities and Exchange Commission on December 30, 1998)

           10.16                Registration Rights Agreement among the Company,
                                B. Carl Price and certain other shareholders dated August 14, 1998 (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly
                                Report on Form 10-Q for the period ended June
                                30, 1998, filed with the Securities and Exchange
                                Commission on August 25, 1998)

           10.17 First Amendment to Registration Rights Agreement among the Company, B. Carl Price and certain other shareholders dated December 15,
                                1998(Incorporated by reference from Exhibit 99.6 to the Company's Current Report on Form 8-K dated December 15, 1998, filed with the Securities and Exchange Commission on December
                                30, 1998)

           10.18                Stock Purchase Warrant by the Company to Bargo
                                Energy Resources, Ltd. dated August 14, 1998
                                (Incorporated by reference from Exhibit 10.4 to
                                the Company's Quarterly Report on Form 10-Q for
                                the period ended June 30, 1998, filed with the
                                Securities and Exchange Commission on August 25,
                                1998)

        EXHIBIT NUMBER                           TITLE OF DOCUMENT
        --------------                           -----------------

           10.19 1993 Employee Incentive Plan (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1993, filed with the Securities and Exchange
                                Commission on May 20, 1994)

           10.20                First Amendment to Second Amended and Restated
                                Shareholders' Agreement, dated August 11, 1999

      11.                       Statement regarding computation of per share earnings(1)

      15.                       Letter on unaudited interim financial information(1)

      18.                       Letter on change in accounting principles(1)

      19.                       Report furnished to security holders(1)

      22.                       Published report regarding matters submitted to vote(1)

      24.                       Power of attorney(1)

      27.                       Financial data schedule

      99.                       Additional exhibits


-----------------------------------

(1)      Inapplicable to this filing.