Form 10KSB
period 1999-12-31
BARGO ENERGY CO
filed 2000-03-13
CIK 51072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                             -----------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to
                                      ---------------    ----------------

                          COMMISSION FILE NUMBER 0-8609

                              BARGO ENERGY COMPANY

          (Exact name of small business issuer as specified in charter)

               TEXAS                                            87-0239185
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

      700 LOUISIANA, SUITE 3700
            HOUSTON, TEXAS                                        77002
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (713) 236-9792


           Securities registered pursuant to section 12(b) of the Act:

    Title of Class                     Name of each exchange on which registered
        None                                             None
    --------------                     -----------------------------------------


           Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $0.01
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the most recent fiscal year:  $19,134,000

The aggregate market value of the Company's voting stock held by nonaffiliates computed at the closing bid price in the over-the-counter market as quoted on the National Association of Securities Dealers Electronic Bulletin Board system on March 3, 2000 was approximately $6 million.

As of March 3, 2000, the Company had outstanding 87,932,726 shares of its common stock, par value $0.01 and 5,000,000 shares of preferred stock, par value $.01.

Transitional Small Business Disclosure Format No [X] Yes [ ]

                                     PREFACE


                 Caution Respecting Forward-Looking Information

                  This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in the Report (and the exhibits hereto), including without limitation, statements regarding plans and intentions of management, the Company's financial position and estimated quantities and net present values of reserves, are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in the section "Risk Factors" included herein and other periodic reports filed under the Exchange Act, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                               CERTAIN DEFINITIONS

         All defined terms under rule 4-10(a) of Regulation S-X promulgated by the Securities and Exchange Commission ("Commission") shall have their statutorily prescribed meanings when used in this report. In addition, the following terms have the meaning set forth below when used herein.

"API" means American Petroleum Institute.

"BOE" means barrel of oil equivalent, converting gas to oil at a ratio of six Mcf of gas to one barrel of oil.

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

"MBOE" means thousand BOE.

"MMBBL" means million barrels of oil.

"MMBO" means million barrels of oil.

"MMBTU" means million British thermal units.

"MCFG" means thousand cubic feet of natural gas.

"MMMCFG" means billions cubic feet of natural gas.

"COPAS" means Council of Petroleum Accountants Societies.

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

"RESERVE ENGINEERS" means T.J. Smith & Company, independent petroleum reserve engineers.

--------------------------------------------------------------------------------
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

ITEM NUMBER AND CAPTION                                                                  PAGE
-----------------------
PART I
Items 1. and 2. Business and Properties .............................................      4

Item 3.  Legal Proceedings ...........................................................    18

Item 4.  Submission of Matters to a Vote of Security Holders .........................    19

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .......    19

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................................    21

Item 7.  Financial Statements and Supplementary Data .................................    24

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ........................................................    24

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act ...........................................    24

Item 10. Executive Compensation .....................................................     27

Item 11. Security Ownership of Certain Beneficial Owners and Management .............     32

Item 12. Certain Relationships and Related Transactions .............................     33

Item 13. Exhibits and Reports on Form 8-K ...........................................     35

PART I

--------------------------------------------------------------------------------
                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

THE COMPANY

         Bargo Energy Company (the "Company" or "Bargo") is engaged in the development of oil and natural gas properties located onshore primarily in the Gulf Coast Region (Texas and Louisiana) and California. The Company's principal business strategies include (i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii) conducting detailed field studies using the latest technology to identify additional reserves and exploration potential, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise. Bargo intends to continue its efforts to aggressively grow the Company's resource base both through oil and gas property acquisitions and corporate consolidations.

         As of December 31, 1999, the Company's estimated net proved reserves were 28,999,000 BOE. At December 31, 1998, the Company owned estimated net proved reserves of 15,144,000 BOE. This represents a 92% increase in estimated net proved reserves over December 31, 1998. This increase is attributable to the Company's active acquisition program and a material increase in oil prices from year-end 1998 to 1999. Approximately 51% of the Company's reserves are proved developed producing reserves.

RECENT DEVELOPMENTS

         On February 22, 2000, the Company agreed to purchase oil and gas properties from subsidiaries of Texaco, Inc. for $161.1 million. The effective date of the purchase is January 1, 2000 and closing is expected to occur late in the first quarter of this year. The properties are located in the Permian Basin, East Texas, Oklahoma and Kansas. Aggregate current net production from the properties totals approximately 9,000 barrels of oil and 11 million cubic feet of gas per day. Following the acquisition, Bargo will have proven reserves of approximately 70 million equivalent barrels of oil. The purchase price to be paid for the properties is subject to reduction if the joint working interest owners exercise preferential rights to purchase certain properties, or for title or other environmental defects identified before closing.

         The Company has received commitments from commercial banks to loan the Company sufficient amounts to finance the entire acquisition and refinance existing bank indebtedness. Depending on the amount of any adjustments made to the purchase price, up to $45 million of these loans will mature in nine months following the closing date. The Company has received commitments from several of its current stockholders to purchase preferred stock, and has also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay this nine month loan in full. These commitments to purchase preferred stock at maturity of the nine-month loan also provide for the issuance of new common stock.

         The Company does not expect to use the purchase commitments from its stockholders or the conversion commitment from its lender. The Company intends to sell non-core properties from this acquisition, of which a portion of the proceeds would be available to finance repayment of the loan. The Company may also issue new debt or equity securities to refinance part or all of the bank loans.

         The consummation of the purchase is subject to various conditions and no assurances can be made that such purchase will be consummated.

STRATEGIC DEVELOPMENTS

         On April 26, 1999, Future Petroleum Corporation, a Utah corporation "Future"), merged with Bargo Energy Company, a Texas corporation ("Bargo"). Pursuant to the merger, each of the 22,320,066 shares of common stock of Future outstanding were converted into one share of Bargo's common stock and each of the 100,000 shares of preferred stock of Future were converted into one share of Bargo preferred stock. The Company's symbol on the OTC Bulletin Board was changed from FUPT to BARG.

         On May 14, 1999, the Company issued and sold to Kayne Anderson Energy Fund, L.P. ("Kayne"), BancAmerica Capital Investors SBIC I, L.P. ("BancAmerica"), Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P. (collectively, "Eos"), Energy Capital Investment Company PLC, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P. (collectively, "EnCap") and SGC Partners II LLC ("SGC" and together with Kayne, BancAmerica, Eos, EnCap and SGC, the "Investors") shares of a newly created class of preferred stock. Five million shares of the Company's Cumulative Redeemable Preferred Stock, Series B ("Preferred Stock") were issued in exchange for total gross proceeds of $50 million. As additional consideration, the Company issued an aggregate of 43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis). If the Company redeems all of the outstanding shares of Preferred Stock prior to May 14, 2001, the Investors must sell back to the Company 12.5% of the shares of Common Stock originally issued to the Investors.

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

         On September 30, 1999 the Company amended and restated its credit agreement to increase the commitment from Bank of America and two additional banks to $100 million (see Item 6. MD&A - Liquidity & Capital Resources). The three-year revolver has a current borrowing base of $55 million.

         In May 1999, Kimberly G. Seekely, Elizabeth Vanderhider and B. Carl Price resigned from the Company's Board of Directors. At that time, J. Travis Hain, Daniel M. Weingeist and Brian D. Young were appointed directors of the Company. Each of Messrs. Hain, Weingeist and Young is affiliated with one of the Investors. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         In August 1999, the Board of Directors increased the size of the Board from seven to eight members and appointed Jonathan M. Clarkson as a director. Mr. Clarkson was also appointed President and Chief Operating Officer of the Company at that time. In November 1999, the Board of Directors appointed Mr. Frank Pottow as a director, increasing the size of the Board to nine members. Mr. Pottow is the Managing Director of SGC Partners II, L.L.C., one of the Investors. In connection with the appointment of Mr. Clarkson and Mr. Pottow to the Board of

Directors, the Shareholders Agreement among the Company and certain stockholders of the Company was amended to provide that Mr. Clarkson would be appointed to the Board of Directors and that Mr. Pottow would be appointed as a representative of SGC.


OIL AND GAS PROPERTIES

         In September 1999, Bargo acquired interests in approximately 40 leases, a waterflood unit, over 60 royalty properties and an oil transportation contract in East Texas (the "East Texas field") from Atlantic Richfield Company. The acquisition was effective October 1, 1999 and was acquired for approximately $16 million. As of December 31, 1999 estimated net proved reserves attributable to this acquisition is approximately 4,000 MBOE.

         In May 1999, Bargo acquired interests in the Raccoon Bend field located in Austin and Waller Counties, Texas from Exxon Corporation. Bargo acquired a 100% working interest and a net revenue interest of approximately 80%. The acquisition was effective January 1, 1999 and was acquired for approximately $10 million. As of December 31, 1999 estimated net proved reserves attributable to this acquisition is approximately 4,200 MBOE.

         The Company's properties are located onshore principally in Texas, Louisiana and California. As of December 31, 1999, the Company owns interests in a total of 1,224 gross (887 net) producing wells, of which 863 gross wells are operated by the Company. As of that date, the Company owned 67,686 gross (46,673 net) acres. Generally, production is from depths of less than 12,000 feet. For additional information about these properties, see "ITEM 7 - Financial Statements and Supplementary Data".

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


PRODUCTIVE WELLS AND ACREAGE

         Shown below are tabulations of the productive wells and estimates of the Company's net interest in total proved reserves of crude oil, condensate, natural gas liquids and natural gas as of December 31, 1999, based on information prepared by the Company's Reserve Engineers. All wells are located in the United States.


                                   PRODUCTIVE WELLS
                                   ----------------
                                   Gross      Net
                                   -----     ------
                         Gas         173        63
                         Oil       1,051       824
                                   -----     -----
                         Total     1,224       887
                                   =====     =====

The following table sets forth developed and undeveloped acreage owned by the Company as of December 31, 1999.


                DEVELOPED ACREAGE    UNDEVELOPED ACREAGE      TOTAL ACREAGE
                GROSS       NET       GROSS        NET      GROSS       NET
                ------     ------     ------      -----     ------     ------
Texas           38,422     27,224     10,688      9,856     49,110     37,080
New Mexico       2,357      1,789         --         --      2,357      1,789
Oklahoma         5,795      2,684      1,630         98      7,425      2,782
Louisiana        2,088        995         --         --      2,088        995
Mississippi        460         62         --         --        460         62
California       6,246      3,965         --         --      6,246      3,965
                ------     ------     ------      -----     ------     ------
    Total       55,368     36,719     12,318      9,954     67,686     46,673
                ======     ======     ======      =====     ======     ======


OIL AND NATURAL GAS RESERVES

         Presented below are the estimated quantities of proved developed and proved undeveloped reserves of oil and natural gas and the Present Value of Future Net Revenues (before income taxes) owned by the Company as of December 31, 1999.

                     PROVED RESERVES AS OF DECEMBER 31, 1999

         Net Oil (MBbls)...................................................................   16,156.3
         Net Natural Gas (MMcf)............................................................   77,054.0
         Total MBOE........................................................................   28,998.6
         Discounted Present Value Before Income Tax, M$.................................... $179,466.4(1)

         (1) Discounted at 10% present value as of December 31, 1999 (year-end prices held constant). The amounts are before income taxes and therefore are not the same as the "Standardized Measure" disclosed in
         Note 16 of the Notes to Consolidated Financial Statements.


         The Reserve Engineers prepared the estimates of net proved reserves and the future net cash flows (and present value thereof) attributable to such proved reserves. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31 of each such year, without escalation. The reserves were determined using both volumetric and production performance methods.

         Petroleum engineering is not an exact science and involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Consequently, reserve estimates are imprecise and are subject to change as additional information becomes available. Estimates based upon short periods of production may not be as reliable as those based upon longer production histories. Further, estimates of oil and gas reserves, of necessity, are projections based on engineering data. As a result of the uncertainties inherent in the interpretation of such data, there can be no assurance that the Company's estimated oil and gas reserves would ultimately be developed. Estimates of the reserves and future net revenues involve projecting future results under current operating and economic conditions. Actual production, revenues, taxes, development expenditures and operating expenses may not occur as estimated. Product prices vary over time due to market forces, which are beyond the Company's control. The Company has not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.


         The following table sets forth certain information about the estimated proved reserves of the Company as of the dates set forth below.

PROVED RESERVES

                                       Oil &
                                    Natural gas
                                    -----------
                                      Liquids            Gas
                                    -----------      -----------
                                        (BBLS)           (MCFG)
Balance, December 31, 1997            2,179,000        6,139,000
Purchase of minerals in place         3,245,000       55,840,000
Revisions of previous estimates      (1,729,000)       8,584,000
Production                             (126,000)      (1,109,000)
                                    -----------      -----------
Balance, December 31, 1998            3,569,000       69,454,000
Purchase of minerals in place         8,589,000        3,003,000
Revisions of previous estimates       4,626,000        8,398,000
Production                             (627,000)      (3,762,000)
Sales of minerals in place               (1,000)         (39,000)
                                    -----------      -----------
Balance, December 31, 1999           16,156,000       77,054,000




         The following tables summarize the net production owned by the Company and produced to its interest, less production and royalties due others, for all properties in which the Company had an interest during the periods indicated. The net production to the Company increased during 1999 as a result of the significant number of oil and gas acquisitions made in 1999 and in the last quarter of 1998.

OPERATIONS


ANNUAL PRODUCTION                                  1999           1998
-----------------                                ---------     ---------
Barrels of oil equivalents (BOE)                 1,254,000       310,833
Natural gas (MCFG)                               3,762,000     1,109,000
Oil, natural gas liquids & condensate (BBLS)       627,000       126,000


DAILY PRODUCTION

                                  Year Ended December 31,
                                  -----------------------
                                   1999            1998
                                  ------         --------
Average net daily production
        Gas (MCFG)                10,307           3,038
        Oil and NGL (Bbls)         1,718             345

Average sales price
        Gas ($ per MCFG)         $  2.25         $  2.34
        Oil and NGL ($ per Bbl)  $ 20.10         $  8.46


         The average production cost per barrel of oil equivalent, which includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes, were $6.13 for 1999 and $ 5.88 for 1998. To facilitate comparisons, units of production are expressed, in common units, with gas converted to a common unit of oil production on the basis of six MCFG of gas for one Bbl of oil.

         The Company sells gas on a contract basis to one of several purchasers in each of the areas in which it has productive gas wells. The Company sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells. See "Item 1 and 2. Business and Properties - Oil and Gas Marketing and Major Customers".


DRILLING ACTIVITIES

         The wells drilled by the Company during the periods indicated are summarized in the following table.

                              Year Ended December 31,
                        -----------------------------------
                            1999                 1998
                        -------------       ---------------
                        Gross    Net        Gross      Net
                        -----   -----       -----     -----
Development
  Gas                       3     .08           1       .10
  Oil                      --      --          --        --
  Non-productive           --      --          --        --
                        -----   -----       -----     -----


Totals                      3     .08           1       .10
                        =====   =====       =====     =====


Exploratory
  Gas                      --      --          --        --
  Oil                      --      --          --        --
  Non-productive           --      --          --        --
                        -----   -----       -----     -----
Totals                     --      --          --        --
                        =====   =====       =====     =====



The following describes the Company's principal oil and gas properties:

TEXAS PANHANDLE

         The Company's Texas Panhandle properties have long-lived oil and natural gas reserves. The Company has identified over 30 Brown Dolomite, Granite Wash and Moore County Lime development drilling locations in this area. The gas produced is high in natural gas liquids, which enables the Company to receive premium prices for its gas sold. In addition, the use of advanced hydraulic fracturing methods to complete development wells and fracturing up existing wells has increased recoverable reserves.

         PANHANDLE FIELD. The Company has an interest in and operates 148 wells in the Panhandle of Texas. These wells are located in Gray, Carson, Hutchinson, Moore and Roberts Counties, Texas, primarily in the Panhandle Field. This field is on the Amarillo uplift west of the Anadarko Basin. All of the Company's wells produce from the Wolfcamp Brown Dolomite of Permian age and the Pennsylvanian granite wash. Production is primarily oil, natural gas liquids and gas on the uplift. The Company's wells on the western edge of the Anadarko Basin (Bar Nine Field) flanking the uplift are located on anticlines along a structural ridge. These wells produce gas from the same brown dolomite found on the uplift in the main Panhandle Field.


TEXAS GULF COAST

         EAST TEXAS FIELD. The Company has an interest in 40 leases, a waterflood unit, over 60 royalty properties and an oil transportation contract in the field. Current daily net production is 2,789 Bpd and 2.0 MMCF/D from 500 producing wells. The field produces from the Upper Cretaceous age Woodline sandstone, at depths of approximately 3,600 feet. It is located in East Texas in Gregg and Rusk Counties.

         RACCOON BEND FIELD. This field is located in Austin and Waller Counties, Texas approximately 45 miles Northwest of Houston. It is a deep seated salt dome with in excess of 30 pay sands that include the Eocene age Wilcox, Sparta, Cook Mountain and Yegua formations, the Oligocene age Vicksburg and Frio, as well as the shallower Miocene. Production is from numerous reservoirs caused by both structural and stratigraphic traps. A new 3-D seismic program has been researched, designed, and put out to bid. It is expect that acquisition will begin in the second quarter of 2000. There have been in excess of 200 wells drilled in the field of which 77 are actively producing; 12 are salt-water disposal; and 75 are shut-in. Upside potential lies in behind pipe zones, waterflooding certain reservoirs, and identifying attic plays and undrilled traps by virtue of the 3-D. Bargo is the operator and holds a 100% WI and 80% NRI in 7,316 gross acres (7,060 net acres).

         CROSS CREEK FIELD. The Cross Creek Field is located in northeastern Harris County, Texas, just north of the city of Houston. It was discovered in 1993 by Chevron and produces from the geopressured upper Wilcox sandstones at a depth of 11,000 ft. The Wilcox sands are trapped up against the northwest flank of the prolific Humble salt dome that also produces from the shallower Yegua, Frio, and Miocene formations. Besides many recompletion opportunities in the eight producing wellbores, infill drilling opportunities exist. Bargo acts as operator and holds a 100% WI with 75-80% NRI.

         SAN MIGUEL CREEK FIELD. Located in McMullen County, Texas this field is operated by Exxon Corporation and Lakewood Operating Co. Bargo's WI ranges from 33% to 50% with NRI from 25% to 40%. The field was discovered in 1953 by Humble Oil and is a deep seated salt dome with numerous faults both overlaying and adjacent to the salt plug. The deeper gas production is from the Cretaceous age Edwards limestone and the shallower oil production is from the Eocene age Wilcox sandstone. There have been in excess of 70 wells drilled in the field; 12 remain active. No well has yet penetrated salt, which is estimated at 14,000 ft. Upside potential lies in gas compression on the mechanical side and also undertaking a detailed field study to integrate the 3-D seismic survey.

         BRIGHT FALCON FIELD. The Bright Falcon Field is located along the Texas Gulf Coast in Jackson County. The field is operated by Cox and Perkins. Two wells are presently producing from the Eocene age, geopressured Yegua sands, with behind pipe reserves in one of the wells. One additional development location has been identified on 3-D seismic. This well is expected to spud in the first quarter of 2000.

         NORTH EAST LIMES FIELD. The Company owns a 10% WI and a 7.5% NRI in this field in Live Oak County, Texas which is operated by Southern Resources Company. It produces from three geopressured Wilcox sands (F-1, F-4, F-5) and there are presently 6 producing wells and 7 additional proved, undeveloped locations. Most wells also have proved behind pipe reserves.

         CANDY B FIELD. This field produces from Oligocene age, normally pressured, Frio sandstones. Bargo operates the field and owns a 67.24% WI with a 52.52% NRI. At present there are 2 producing wells with proved behind pipe reserves and 2 proved undeveloped drilling locations. The field is located along the Texas Gulf Coast in San Patricio County.

CALIFORNIA

         SOUTH COLES LEVEE UNIT. South Coles Levee Unit is located in the southern end of the San Joaquin Valley, Kern County, California, 15 miles southwest of the city of Bakersfield. The field lies just southeast of the petroleum reserve at Elk Hills and was discovered in 1938 by the Ohio Oil Company (now Marathon Oil Co.) as a result of extensive seismic work. The discovery well, the "KCL-F" 1 (now the SCLU 74-10) was drilled to a total depth of 9365' and completed flowing 885 Bpd of 44.5(Degree) gravity oil. The initial completion was from the Miocene Age, upper Stevens member of the Antelope formation and designated the F-1 zone. Subsequent drilling discovered a lower member in 1939 that was called the F-2 zone. Both zones are deepwater, turbidite sandstones. The field's trap is formed by both structural and stratigraphic components. Upside opportunities lie in behind pipe zones, infill drilling, re-initiating the F-1 waterflood, an F-2 waterflood, and shooting a 3-D seismic program. The field is presently operated by Aera Energy L.L.C. (Mobile-Shell Joint Venture). Bargo owns a 63.5% WI and 48.6% NRI in 52 currently producing wells.


LOUISIANA

         NORTH LEROY FIELD. North Leroy Field is located in southern Louisiana in Vermilion Parish and is operated by Westland Oil Co. and Cajun Minerals. There are two active wells that produce from Oligocene age Frio sandstones. There are additional behind pipe reserves as well as one proved, undeveloped location.


OKLAHOMA

         WAKITA FIELD. The Company owns 1,340 proven producing acres in the Red Fork trend containing 8 producing wells. A recent uphole recompletion in the Oread Formation by an offset operator is producing 600 MCF per day. 2 and possibly 4 wells have uphole recompletion potential in the Oread Formation. There is also one proven, undeveloped location. The Company has a 100% WI and 87.5% NRI.

         SHAWNEE TOWNSITE FIELD. This field is located in Pottawatomie County, Oklahoma and is operated by Vintage Petroleum, Inc. The waterflood produces from the Pennsylvanian age Skinner sandstones. The reservoirs are a series of fluvial-delta channels and bars. The Company has a 11.2% WI and 8.95% NRI. There are 5 proved, undeveloped locations.


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


OIL AND GAS MARKETING AND MAJOR CUSTOMERS

         All of the Company's oil and gas marketing efforts are contracted out to EnerTrade, Inc., a Texas based oil and gas marketing consulting firm. Our strategy for product marketing is to achieve the highest market value while ensuring credit worthiness of the purchaser.

         Gas Sales. Substantially all of the Company's marketing arrangements are month-to-month contracts structured to be tied to the appropriate regional index for the location in which the gas is produced. This allows for gas price hedging, as well as location based hedging. The Company's largest gas volumes are at South Coles Levee and Cross Creek. South Coles Levee gas is sold on a month to month contract tied to the SOCAL Border Index with various purchasers including Southern Energy Marketing and ARCO Western Energy. Cross Creek gas is sold to Dynegy, Inc. under a long-term market based contract tied to the Houston Ship Channel Index.

         Oil Sales. The Company's liquid contracts are month-to-month contracts structured to be tied to the Cushing WTI price with appropriate transparent adjustments for location, grade, and transportation. The company typically uses NYMEX prompt month index or a Plats P Plus index for Cushing value. This also allows for liquid price hedging, as well as location and grade hedging. The largest liquid volume is from the company's East Texas properties. Oil is currently sold to Sunoco, Inc. under a month-to-month contract tied to Cushing Plats P Plus price less a transportation discount.

         Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would adversely affect the Company's results of operations.

         The Company implements oil and gas hedges as it deems appropriate to ensure minimum levels of cash flow or as market conditions are believed to create an opportunity to increase cash flows. Approximately 50% (or 150,000 MMBTU per month) of current natural gas production was hedged through calendar year 1999. For the Company's South Coles Levee production a hedge was in place for 65,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.45 per MMBTU based on Southern California border prices. For the Company's Gulf Coast properties a hedge was in place for 85,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.04 per MMBTU based on Houston Ship Channel pricing. The Company currently has no outstanding natural gas hedges.

         At December 31, 1999 collars were in place for portions of the Company's oil production for October 1 through September 2000 at floors of $18.00 and ceilings of $20.75 and $23.08. Contracted volumes total 50,200 barrels per month declining each month to 42,000 barrels. Beginning October 2000 through September 2001 the Company has two swaps in place at $17.55 and $18.05. Contracted volumes total 41,350 barrels per month declining to 34,300 barrels per month representing approximately 50% of the Company's projected oil production.

         Revenue was decreased under the above hedging agreements by approximately $700,000 for the year ended December 31, 1999.

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


EMPLOYEES

         As of December 31, 1999 the Company had eighteen (18) full-time employees all of whom are associated with the Company's oil and gas activities. The Company also contracts with various independent contractors for accounting, engineering, land research and fieldwork.


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

         SUBSTANTIAL CAPITAL REQUIREMENTS. The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and issuance of debt and equity securities. The Company believes that it will have sufficient cash flows provided by operating activities, proceeds of equity offerings and borrowings under its credit agreement to fund planned capital expenditures. The Company makes solicited and unsolicited offers for the acquisition of oil and gas properties in the normal course of business.

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

         HEDGING OF PRODUCTION. Part of the Company's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. See "Item 1 and 2. Business and Properties--Oil and Gas Marketing and Major Customers." In a typical hedge transaction, the Company will have the right to receive from the counterparts to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparts this difference multiplied by the quantity hedged. The Company is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

         ENVIRONMENTAL AND OTHER REGULATIONS. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. See "Item 1 and 2. Business and Properties - Regulation." These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on the operating costs of the Company, as well as on the oil and gas industry in general.

         The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Moreover, the Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden and accidental environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of its properties in the event of certain environmental damages.

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


EXECUTIVE OFFICES

         The Company's principal executive offices, consisting of approximately 19,255 square feet of office space located at 700 Louisiana, Suite 3700, Houston, Texas 77002, are rented from an unrelated party at a current rate of $25,884 per month, under a lease expiring August 31, 2002.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         Neither the Company nor any of its property is subject to any material pending legal proceeding.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of the shareholders during the fourth quarter of 1999.

                                     PART II

--------------------------------------------------------------------------------
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "BARG". The following table sets forth the high and low bid quotations for the Company's Common Stock as reported on the OTC Bulletin Board for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions). The Company's Common Stock has traded on a very limited basis during the preceding three years.

                                    Bid Quotation
                               ----------------------
                                 High         Low
                               ---------    ---------
1999
----
Quarter ended March 31         $   0.510    $   0.260
Quarter ended June 30          $   0.468    $   0.220
Quarter ended September 30     $   0.687    $   0.156
Quarter ended December 31      $   0.687    $   0.250

1998
----
Quarter ended March 31         $   0.625    $   0.312
Quarter ended June 30          $   0.687    $   0.437
Quarter ended September 30     $   0.531    $   0.343
Quarter ended December 31      $   0.406    $   0.260


         As of March 3, 2000, the Company's Stock was quoted on the OTC Electronic Bulletin Board at a closing bid of $2.875.

         On March 3, 2000, the Company had approximately 990 shareholders.

         The Company has not paid dividends on the Common Stock and intends to retain its cash flow from operations, net of preferred stock dividends, for the future operation and development of its business. In addition, the Company's primary credit facility and the terms of the outstanding preferred stock restrict payments of dividends on its Common Stock.

         The Company has not paid dividends on the Preferred Stock and does not anticipate paying any in the future.

UNREGISTERED SALES OF SECURITIES

         During the three years ending December 31,1999 the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

         On April 26, 1999, Future Petroleum Corporation, a Utah corporation ("Future"), merged into Bargo, with Bargo as the surviving corporation. As of that date, each of the 22,320,066 shares of common stock of Future outstanding were converted into one share of Bargo's common stock and each of the 100,000 shares of preferred stock of Future outstanding were converted into one share of Bargo preferred stock. Since the sole purpose of this transaction was to change the state of incorporation of Future, under Rule 145 promulgated under the Securities Act of 1933, this transaction was not subject to registration.

         On May 14, 1999, the Company issued and sold to Kayne Anderson Energy Fund, L.P. ("Kayne"), BancAmerica Capital Investors SBIC I, L.P. ("BancAmerica"), Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P. (collectively, "Eos"), Energy Capital Investment Company PLC, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P. (collectively, "EnCap") and SGC Partners II LLC ("SGC" and together with Kayne, BancAmerica, Eos, EnCap and SGC, the "Investors") shares of a newly created class of preferred stock. Five million shares of the Company's Cumulative Redeemable Preferred Stock, Series B ("Preferred Stock") were issued in exchange for an aggregate purchase price of $50 million. As additional consideration, the Company issued an aggregate of 43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis).

         In February 1999, the Company issued 37,720 shares of common stock pursuant to previously granted stock options at an exercise price of $.267

         In May 1998, the Company issued 150,000 shares of common stock to NCI Enterprises, Inc. for the acquisition of an interest in the Shawnee Townsite Unit, valued at $37,500. In conjunction with this transaction, the Company issued 31,238 common shares to EnCap Equity 1994 and 18,762 shares to Energy Capital Investment Company PLC valued at $7,809.50 and $4,690.50, respectively.

         In July 1998, the Company issued 110,000 shares of common stock pursuant to previously granted stock options at an exercise price of $.53125.

         In August 1998, the Company acquired certain producing properties from BER Partnership, Ltd. for $5.8 million, 4.7 million shares of common stock and a warrant for 250,000 shares of common stock and the EnCap entities agreed to modify and extend their outstanding loans in exchange for 2.8 million shares of common stock. In conjunction with an employment agreement entered into as part of this transaction, B. Carl Price was issued 350,000 options to purchase common stock.

         In October 1998, the Company acquired an additional interest in the Shawnee Townsite Unit and acquired an interest in the Gin Unit from NCI Reserves, Ltd., Southwest Sulfur & Oil, Inc., Wayne Newkumet, and Castello Enterprises, Inc. for 280,000 shares of common stock.

         In December 1998, the Company acquired substantially all of the assets and liabilities of BER Partnership, Ltd. for $2 million and 100,000 shares of preferred stock.

         In December 1998, the Company issued an aggregate of 8,333,333 shares of common stock to BEC Partnership and TJG Investments, Inc. in exchange for the cancellation of outstanding debt aggregating $4 million.

         In November 1997, the Company acquired certain producing properties and partnership interests for $6.6 million and 1,575,000 shares of restricted common stock.

         During 1997, 1998 and 1999, the Company granted stock options to various employees.

         The securities issued in the transactions described above (other than the reincorporation) were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof. Each purchaser was provided with business and financial information respecting the Company and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves with respect to the Company. Each of the persons acquiring such securities acknowledged in writing that such person was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption there from; that such person must bear the economic risk of the investment for an indefinite period; and that the Company would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on the Company's stock transfer records.

--------------------------------------------------------------------------------
            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

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

         The Company does not have a specific acquisition budget because of the unpredictability of the timing and size of forthcoming acquisition activities. There is no assurance that the Company will be able to identify suitable acquisition candidates in the future, or that the Company will be successful in the acquisition of producing properties. In order to finance any possible future acquisitions, the Company will either use borrowings available under its credit facility or the Company may seek to obtain additional debt or equity financing in the public or private capital markets. Further, there can be no assurances that any future acquisitions made by the Company will be integrated successfully into the Company's operations or will achieve desired profitability objectives.

         In June 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are its cash flows from operations, borrowings and issuance of debt and equity securities.

         The Company reported net income of $663,000 for the year ended December 31, 1999 compared to net income of $1,408,000 for the year ended December 31, 1998. At December 31, 1999, the Company had working capital of $5,516,000 which was a $13,550,000 increase from the negative $8,034,000 working capital that the Company had as of December 31, 1998. This increase in working capital was primarily a result of the Company amending and restating its credit facility on September 30, 1999 whereby the terms of the agreement changed from a one-year revolver (which converted to a term loan) to a straight three-year revolver. In addition, the Company's working capital has increased as a result of the property acquisitions referred to above.

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

         On September 30, 1999 the Company amended and restated the Credit Agreement to increase the commitment from Bank of America and two additional banks to $100 million. The three-year revolver has a current borrowing base of $55 million.

         The Company has a choice of two different interest rates: the Base Rate or the LIBO Rate. The debt bears interest under the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%) plus an applicable margin of .75%. The debt bears interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 1.75%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $500,000 with a minimum transfer amount of $1,000,000. Borrowings under the Credit Agreement were $20,780,000 as of December 31, 1999.


CASH FLOW TO OPERATING ACTIVITIES

         Operating activities of the Company during 1999 provided net cash of $2,361,000. The Company acquired oil and gas properties totaling $27,900,000 in 1999 (the East Texas acquisition and Raccoon Bend acquisition). Investing activities in 1999 used net cash of $27,999,000, primarily due to the acquisitions referred to above. Financing activities in 1999 provided net cash of $26,772,000 primarily due to the $50 million in gross proceeds from the issuance of redeemable preferred stock in May 1999, which was reduced by the repayment of debt.

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


RESULTS OF OPERATIONS

         Comparison of Years Ended December 31, 1999 and 1998

         Total revenues in 1999 increased to $19,134,000 from $3,679,000 in 1998, primarily due to increased production as a result of the acquisitions the Company made in 1999 and late in the fourth quarter of 1998. Production costs increased to $7,685,000 for 1999 from $1,826,000 in 1998 as a result of these acquisitions. Production and operating costs increased $.25 per BOE, or 4%, to $6.13 per BOE for 1999, from $5.88, per BOE for 1998. General and administrative expenses increased to $3,659,000 from $783,000 in 1998 due to increased overhead associated with the Company's acquisition activities. The Company had net income of $663,000 in 1999 compared to net income of $1,408,000 in 1998. The Company's net income before extraordinary items for 1999 is $663,000, which is an increase of $1,841,000 compared to the net loss before extraordinary items of $1,178,000 in 1998. This increase is attributable to increased production from acquisitions.


INFLATION

         The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation. The Company's oil exploration and production activities are generally affected by prevailing prices for oil, however.

--------------------------------------------------------------------------------
               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         The table of contents of the financial statements and supplementary data included in this report is contained in "ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K".

--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None


                                    PART III

--------------------------------------------------------------------------------
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age and position of each executive officer and director of the Company.

                                                                                                 Director
                                                                                                 Term
         Name                       Age                       Position                           Expires
         ----                       ---                       --------                           -------
Tim J. Goff                         41               Chairman of the Board, Chief
                                                     Executive Officer                           2002
Jonathan M. Clarkson                49               President, Chief Operating
                                                     Officer                                     **
Thomas D. Barrow                    53               Director                                    2001
D. Martin Phillips                  46               Director                                    2001
Gary R. Petersen                    53               Director                                    2002
J. Travis Hain                      40               Director                                    **
Daniel M. Weingeist                 36               Director                                    **
Brian D. Young                      46               Director                                    **
V. Frank Pottow                     36               Director                                    **

** Serves until the next annual meeting of shareholders.

         In May 1999, Kimberly G. Seekely, Elizabeth Vanderhider and B. Carl Price resigned from the Company's Board of Directors. At that time, J. Travis Hain, Daniel M. Weingeist and Brian D. Young were appointed directors of the Company.

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

         Officers serve at the pleasure of the board of directors. Biographical information for each of the executive officers and directors is presented below.


TIM J. GOFF

         Mr. Goff was appointed as Chairman of the Board of Directors in August of 1998 and served as President and Chief Executive Officer from December 1998 until September 1999 when Jonathan M. Clarkson joined the Company as President and Chief Operating Officer. Mr. Goff has over 18 years of oil and gas industry experience. Prior to his present position with Future, Mr. Goff was Managing Principal and Chief Executive Officer of Bargo Energy Company ("Bargo"), which was formed in 1993 to acquire oil and gas properties. In the five years he ran Bargo, Mr. Goff acquired more than $100 million of oil and gas properties. Prior to forming Bargo, Mr. Goff served as Vice President of Special Projects and Assistant to the Chairman of the Board and CEO of Torch Energy Advisors, Inc. He holds a Bachelor of Business Administration Degree in Accounting from Central Arkansas University.

JONATHAN M. CLARKSON

         Mr. Clarkson joined Bargo in September 1999 as President and Chief Operating Officer. Mr. Clarkson has over 20 years of oil and gas industry experience. Prior to joining the Company Mr. Clarkson was the Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. He had served as Senior Vice President and Chief Financial Officer since October 1989 and from May 1987 to September 1989, Mr. Clarkson was Ocean's Vice President and Treasurer. Prior to joining Ocean, Mr. Clarkson served as Senior Vice President of InterFirst Bank, Dallas, managing commercial lending functions in the Energy and U.S. Corporate Divisions. Mr. Clarkson received a bachelor of science in economics from Southern Methodist University and a master of management degree
(MBA) in finance and accounting from the J.L. Kellogg Graduate School of Management - Northwestern University.

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

GARY R. PETERSEN

         Gary R. Petersen has been a director of the Company since August 1998. Mr. Petersen is a co-founder and principal of EnCap Investments L.C. with over 25 years of energy experience. EnCap Investments specializes in procuring and managing institutional capital and providing merchant/investment banking services for exploration and production companies. Mr. Petersen had previously served as Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group for Republic Bank Corporation in Houston, Texas. He holds B.B.A. and M.B.A. degrees in finance from Texas Tech University and has done post graduate studies at American University in Washington D.C. and the Stonier Graduate School of Banking at Rutgers University. He is also a member of the Board of Directors of Nuevo Energy Inc., Belden & Blake Energy Company, Energy Capital Investment Company and Equus II, Inc.

J. TRAVIS HAIN

         J. Travis Hain has been a director of the Company since May 1999. Mr. Hain is Managing Director of Bank of America Capital Investors (formerly NationsBank Capital Investors, a merchant banking unit of Bank of America Corporation) where in 1992 he founded the Mezzanine Finance Group to make equity and mezzanine investments on behalf of certain banking subsidiaries. Prior to joining the bank in 1985, Mr. Hain worked at Manufacturers Hanover Trust. He has over 5 years of experience in energy banking. Mr. Hain serves on the boards of directors of FlexSol Holding Corp., Medical Analysis Systems, Inc., Rex International, Inc. and Tepco Energy Resources, Inc. and the board of managers of Titan Towers, L.L.C.

DANIEL M. WEINGEIST

         Daniel M. Weingeist has been a director since May 1999. Mr. Weingeist is Managing Director, Energy Investments, of Kayne Anderson Investment Management, a registered investment advisor based in Los Angeles. He opened Kayne Anderson's Houston office in August, 1999 to focus on identifying investment opportunities as part of Kayne Anderson's focus on energy transactions. Prior to joining Kayne Anderson, Mr. Weingeist was a Managing Director and Principal at Torch Energy Advisors, a Houston-based company that provides capital and specialized outsourcing services. Prior to that he served as Vice President with EnCap Investments and as a Reservoir Engineer with Exxon. He holds a B.S. Petroleum Engineering and M.B.A. from the University of Texas

BRIAN D. YOUNG

         Brian D. Young was elected a director of the Company in May 1999. He has been a General partner of Eos Partners, L.P. (investment partnership) since January 1994. He is also a director of GSE Lining Technologies, Inc. and Black Box Corporation.

V. FRANK POTTOW

         V. Frank Pottow was elected a director of the Company in November 1999. He is a Managing Director of SG Capital partners, the North American merchant banking affiliate of French bank Societe Generale, since 1997. From 1996 to 1997 he was a Managing Director of Thayer Capital Partners, a leveraged buyout fund based in Washington, DC. From 1992 to 1996 he was a Principal of Odyssey Partners L.P., a private investment partnership with over $2 billion of capital under management. Mr. Pottow received a Masters of Business Administration Degree from Harvard Business School and a Bachelor of Science Degree in Economics from The Wharton School of Business. Mr. Pottow has been a director of many private and public companies, including Archer Resources Ltd., Canrise Resources Ltd., Hugoton Energy Corporation, IPEC Ltd., and Locksley Capital Partners Inc. He currently serves as a director of Ballard Petroleum LLC and Macassa Capital Corporation.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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


         Mr. Frank Pottow filed his individual report on Form 3 late.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth, for the time periods indicated, cash compensation received by persons serving as executive officers of the Company during the last preceding fiscal year as well as cash compensation received by the next two most highly compensated employees of the Company. No other executive officer was paid a salary and bonus that exceeded $100,000 for the most recent fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                                    -----------------------------------------------
                                             Annual Compensation                    Awards                    Payouts
-----------------------------------------------------------------------------------------------------------------------------------
         (a)                      (b)      (c)           (d)      (e)               (f)         (g)            (h)       (i)
                                                                  Other                         Securities               All Other
                                                                  Annual            Restricted  Underlying               Compen-
                                  Year                            Compen-           Stock       Options/       LTIP      sation
Name and Principal                Ended    Salary        Bonus    sation            Award(s)    SARs           Payouts
Position                          Dec. 31  ($)           ($)      ($)               (#)         (#)            ($)       ($)
-----------------------------------------------------------------------------------------------------------------------------------
Tim J. Goff,
Chairman & CEO                      1999   $250,000      $50,000   $    --          --          5,654,641(4)    --       $4,800(3)
Director                            1998   $ 25,000(1)

Jonathan M. Clarkson,
President & COO,
Director                            1999   $ 66,666(2)   $    --   $    --          --          5,000,000(5)    --       $2,667(3)

Thomas D. Worley
Vice President - Corp Dev.(7)       1999   $125,000      $25,000   $88,670(6)       --          2,375,039(6)    --       $3,750(3)

Joseph G. Nicknish                  1999   $125,000      $25,000   $88,670(6)       --          2,375,039(6)    --       $3,750(3)
Vice President - Engineering(8)


     (1) Tim J. Goff became CEO and President of the Company on December 15,
         1998.

     (2) On September 1, 1999, Jonathan M. Clarkson became President and COO of the Company.

     (3) Represents Bargo's matching contributions under Bargo's Retirement Savings Plan.

     (4) On May 12, 1999, the Company granted to Tim J. Goff 10 year options which vest over a three year period from the date of grant under the Company's 1999 Stock Incentive Plan. These options have an exercise price of $.10 per share, based on the approximate market price (as determined by the Company's Board of Directors) of the Company's common stock on the date of grant.

     (5) On September 1, 1999, the Company granted to Jonathan M. Clarkson 10 year options which vest over a three year period from the date of grant under the Company's 1999 Stock Incentive Plan. These options have an exercise price of $.25 per share, based on the approximate market price (as determined by the Company's Board of Directors) of the Company's common stock on the date of grant.

     (6) On May 12, 1999, the Company granted to Thomas D. Worley and Joseph G. Nicknish 1,903,729 ten year options which vest over a three year period from the date of grant under the Company's 1999 Stock Incentive Plan. These options have an exercise price of $.10 per share, based on the approximate market price (as determined by the Company's Board of Directors) of the Company's common stock on the date of grant. In addition, in December 1999, in exchange for $3,902 818 shares, the Company assumed liabilities for stock to be assigned to the former employees of BER, BEC and TJG. The obligation was extinguished when Bargo issued options (which were vested immediately) for the shares previously due to be assigned to these employees. Thomas D. Worley and Joseph G. Nicknish each received 652,269 of these fully vested ten year options which are exercisable six months from the date of grant. These options have an exercise price of $.01 per share. The Company repurchased 180,959 of the fully vested $.01 options from both Thomas
         D. Worley and Joseph G. Nicknish for $.50 per share in December 1999. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

     (7) Mr. Worley became an employee of the Company on December 15, 1998.

     (8) Mr. Nicknish became an employee of the Company on December 15, 1998.

         The following table sets forth, for the last fiscal year, option grants to the persons named in the Summary Compensation Table.


                             Option Grants in 1999

                                Number of             Percent of
                               Securities            Total Options
                               Underlying             Granted to            Exercise            Expiration
          Name               Options Granted       Employees in 1999       Price (4)               Date
          ----               ---------------       -----------------       ---------               ----
Tim J. Goff                     5,654,641(1)                   22.7%           $0.10         May 12, 2009

Jonathan M. Clarkson
                                5,000,000(2)                   20.1%           $0.25         September 1, 2009

Thomas D. Worley                1,903,729(1)                    7.6%           $0.10         May 12, 2009
                                  471,310(3)                    1.9%           $0.01         December 17, 2009

Joseph G. Nicknish              1,903,729(1)                    7.6%           $0.10         May 12, 2009
                                  471,310(3)                    1.9%           $0.01         December 17, 2009


(1) The options vest over a three year period from the date of grant (May 12, 1999).
(2) The options vest over a three year period from the date of grant (September 1, 1999).
(3) The options are exercisable in full six months from the date of grant (December 17, 1999).
(4) Because the Company's common stock trades on a very limited basis, the exercise price represents the approximate fair market price of the Company's stock as determined by the Board of Directors on the date of grant.


AGGREGATE OPTION EXERCISES IN 1999 AND OPTION VALUES

         The following table sets forth information respecting the exercise of options during the fiscal year ended December 31, 1999, by executive officers named in the Summary Compensation Table and the fiscal year end values of unexercised options.

                                                                       Number of          Value of
                                                                       Securities         Unexercised
                                                                       Underlying         In-the-Money
                                                                       Unexercised        Options
                                                                       Options at FYE     at FYE ($)(1)
                           Shares Acquired               Value         Exercisable/       Exercisable/
      Name                 on Exercise (#)               Realized ($)  Unexercisable      Unexercisable
-------------------------------------------------------------------------------------------------------

Tim J. Goff                      --                          --         --/5,654,641     $--/$1,374,078
Jonathan M. Clarkson             --                          --         --/5,000,000     $  --/$465,000
Thomas D. Worley                 --                          --         --/2,375,039     $  --/$619,885
Joseph G. Nicknish               --                          --         --/2,375,039     $  --/$619,885

(1) Based on the closing price of $.343 for the last trade of the year over the OTC Bulletin Board on December 30, 1999.

EMPLOYMENT AGREEMENTS, DEFERRED SALARY AND BENEFITS

         On September 1, 1999, the Company entered into Change of Control Agreements (the "Agreements") with Tim J. Goff and Jonathan M. Clarkson ("Bargo Executives") providing for certain benefits to each Bargo Executive in the event that a "change of control" occurs during the three-year period after the execution of such agreement. Each Agreement is for a three-year term and is automatically extended from year-to-year unless either party gives six months prior notice of termination to the other party; provided that the term of each Agreement shall be until the later of (i) two years following the date of a Change of Control which occurs during the term of the Agreements and (ii) until all of the obligations of the parties are satisfied.

         Pursuant to the Agreements, if any Bargo Executive's employment with the Company is terminated within 24 months following a change of control by (a) the Company for cause or disability, (b) by reason of such executive's death or
(c) by such executive other than for good reason, Bargo will pay to such executive in a single lump sum cash payment an amount equal to all amounts of compensation, any unreimbursed expenses and any vacation pay that have been earned or accrued through the date of such termination but have not been paid as of such date ("Accrued Compensation"). If any Bargo Executive's employment with the Company is terminated within 24 months following a change of control (or, in certain cases, within six months prior to a change of control) for any reason other than as set forth in the prior sentence, each such executive is entitled to receive a single lump sum cash payment in an amount equal to the sum of (i) his Accrued Compensation and (ii) an amount determined by multiplying 3.0 times the executive's annual base salary in effect as of the date of the change of control or, if greater, any time thereafter. Based on current compensation levels, the total cash payments which could be incurred if the Bargo Executives were terminated as a result of a change in control is $1.4 million.

         The Agreements also provide that all stock options held by the Bargo Executives shall automatically become fully exercisable notwithstanding any vesting or exercisability provisions.

         The Agreements also provide that if any payments to one of the Bargo Executives will be subject to any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), a "gross-up" payment will be made to place such executive in the same net after-tax position as would have been the case if no excise tax had been payable.


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

         In May 1999 the Board of Directors adopted the 1999 Stock Incentive Plan which provides for stock options to be granted to employees with exercise prices not less than the fair market value of the underlying common stock. These options will have a term of 10 years from the date of grant and will vest over a three year period from the date of grant. During the year ended December 31, 1999 approximately 26 million options were granted under this plan to employees of the company at exercise prices ranging from $.01 to $.50 per share.

--------------------------------------------------------------------------------
                         ITEM 11. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth information with respect to the ownership of shares of Common Stock and Preferred Stock as of January 31, 2000, by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock or Preferred Stock. To the Company's knowledge, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated. The address for each director and beneficial owner of more than 5% of the outstanding shares of Common Stock is 700 Louisiana, Suite 3700, Houston, Texas 77002, unless otherwise indicated.

                                                     COMMON STOCK(1)                     PREFERRED STOCK(1)
                                      ------------------------------------------ ---------------------------------
                                                                    PERCENT OF                         PERCENT OF
NAME OF BENEFICIAL OWNER                      AMOUNT                  CLASS        AMOUNT                CLASS
------------------------------------  ---------------------  ------------------- ---------------  ----------------
DIRECTORS AND EXECUTIVE OFFICERS:
Thomas D. Barrow(2)                         11,331,958                12.9%            --                  --
Jonathan M. Clarkson                                --                  --             --                  --
Tim J. Goff(5)                              17,792,040                20.2%            --                  --
J. Travis Hain(7)                                   --                  --             --                  --
Gary R. Petersen(4)                                 --                  --             --                  --
D. Martin Phillips(4)                               --                  --             --                  --
V. Frank Pottow(10)                                 --                  --             --                  --
Daniel M. Weingeist(8)                              --                  --             --                  --
Brian D. Young(9)                            4,381,581                 4.9%       500,000                10.0%

Common Stock owned by
  All directors and executive
  Officers as a group(9 persons)            33,505,579                38.1%       500,000                10.0%

5% STOCKHOLDERS:
     Encap Energy Capital
     Fund III, L.P.(3)                       5,583,755                 6.3%       637,185                12.7%
     EnCap Equity 1994, L.P.(3)              2,424,973                 2.7%            --                  --
     EnCap Energy Capital Fund
     III-B L.P.(3)                           4,222,999                 4.8%       481,904                 9.6%
     BOCP Partners, L.P.(3)                  1,366,277                 1.5%       155,911                 3.1%
     Energy Capital Investment
     Co., PLC(3)                             4,241,598                 4.8%       225,000                 4.5%
     BancAmerica Capital
     Investors SBIC I, L.P.(7)              13,144,743                14.9%     1,500,000                30.0%
     Kayne Anderson Energy, LP(8)            8,763,162                 9.9%     1,000,000                20.0%
     SGC Partners II, LLC(10)                4,381,581                 4.9%       500,000                10.0%
     EOS Partners SBIC, L.P.(9)              3,417,633                 3.8%       390,000                 7.8%
     EOS Partners SBIC II, L.P.(9)             638,329                 0.7%        72,500                 1.4%
     EOS Partners, L.P.(9)                     328,619                 0.3%        37,500                 0.8%
       BEC Partnership(11)                   6,370,500                 7.2%            --                  --
      James E. Sowell(6)                     9,208,458                10.4%            --                  --

     (1) As of March 3, 2000 there were 87,932,726 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding.

     (2)  Mr. Barrow's address is P.O. Box 2588, Longview, Texas 75606.

     (3) The address of EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B L.P., BOCP Partners, L.P., Energy Capital Investment Co., PLC and EnCap Equity 1994, L.P. is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Investments L.C. is the general partner of EnCap Equity 1994 L.P. and serves as an investment advisor to Energy Capital Investment Co. P.L.C. EnCap Investments L.C. disclaims any beneficial ownership of Energy Capital Investments Co. P.L.C.'s and EnCap Equity 1994 L.P.'s shares.

     (4) According to a Schedule 13D/A filed by Energy Capital Investment Co. PLC ("Energy PLC"), EnCap Equity 1994, L.P., ("EnCap") and certain of their affiliates on September 4, 1998, Messrs. Petersen and Philips are not deemed to have beneficial ownership of any of the shares of Common Stock held by Energy PLC and EnCap.

     (5) Mr. Goff shares voting and investment power with TJG Investments, Inc. ("TJG") with respect to 1,129,500 shares, with BEC Partnership ("BEC") with respect to 6,370,500 shares, and jointly with BOC Operating Corporation ("BOC") and BER Partnership L.P. ("BER") with respect to 1,625,374 shares. Mr. Goff has sole voting and investment power with respect to 8,406,666 shares and shares voting and investment power with BOC with respect to 260,000 shares of Common Stock.

     (6) Mr. Sowell's address is 3131 McKinney Avenue, Suite 200, Dallas, TX 75204.

     (7) According to a Schedule 13D filed by BancAmerica Capital Investors SBIC I, L.P. ("BancAmerica") and certain of their affiliates on May 21, 1999, Mr. Hain is not deemed to have beneficial ownership of any of the shares of Common Stock held by BancAmerica. The address for BancAmerica is 100 North Tryon Street, 25th Floor, Charlotte, North Carolina 28255.

     (8) According to a Schedule 13D filed by Kayne Anderson Energy Fund, L.P. ("Kayne") and certain of their affiliates on May 18, 1999, Mr. Weingeist is not deemed to have beneficial ownership of any of the shares of Common Stock held by Kayne. The address for Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

     (9) According to a Schedule 13D filed by Eos Partners, L.P., Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P. on May 21, 1999, Mr. Young may be deemed to have beneficial ownership of the shares of Common Stock and Preferred stock held by Eos Partners, L.P., Eos Partners SBIC, L.P. and Eos Partners SBIC II, L.P. The address for the aforementioned entities is 320 Park Avenue, 22nd Floor, New York, New York 10022.

     (10) According to a Schedule 13D filed by SGC Partners II, LLC ("SGC") and certain of their affiliates on May 24, 1999, Mr. Pottow is not deemed to have beneficial ownership of any of the shares of Common Stock held by SGC. The address for SGC is 1221 Avenue of the Americas, 15th Floor, New York, New York 10020.

     (11) BEC Partnership shares voting and investment power with Mr. Goff.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
         During the year ended December 31, 1999 the Company incurred field operating fees of $94,000 and reimbursed direct field expenses in the amount of $163,000 to Gas Solutions, Ltd. (a Texas limited partnership) in which the Chairman of the Board and Chief Executive Officer and another Director own a significant interest. Fees and reimbursed expenses due to Gas Solutions, Ltd. were $199,000 at December 31, 1999.

         In August 1998, the Company renewed and extended indebtedness to the EnCap entities, principal shareholders of the Company, in the amount of $7.3 million. In connection with the renewal and extension, EnCap and ECIC were issues 1,373,097 and 1,471,782 shares of common stock, respectively. The indebtedness was paid in full in December 1998. Gary R.

Petersen and D. Martin Phillips are principals of EnCap Investments L.C. EnCap Investments L.C. is the general partner of EnCap and serves as an investment advisor to ECIC.

         On October 15, 1998, the Company acquired certain interests, effective September 1, 1998, in oil and gas properties located in Texas from BER Partnership, Ltd. ("BER"), a principal shareholder of the Company at that time. The properties were on the same date acquired by BER from Chevron, U.S.A. Inc. for $6.1 million. In consideration for assigning all of its rights and interests in these properties to the Company per the purchase and sale agreement, BER received a fee of $166,000 which approximated the net revenue for the month of September 1998. Tim J. Goff and Thomas D. Barrow are partners of BER.

         On October 15, 1998, the Company issued $4 million in subordinated promissory notes to BEC and TJG in connection with the acquisition of certain oil and gas properties from BEC and TJG. Tim J. Goff is the sole shareholder of TJG. Mr. Goff and Thomas D. Barrow, a director of the Company, are partners of BEC.

         On October 15, 1998, the Company acquired certain oil and gas properties from Pledger Partners, Ltd. ("Pledger") for $1 million. Pledger is a Texas limited partnership owned by BEC and certain EnCap entities.

         On November 19, 1998, the Company acquired interests in oil and gas properties located in Texas and Louisiana from BER, a principal shareholder of the Company at that time, for a cash purchase price of $4,354,000. The properties were on the same date acquired by BER from Cody Energy, Inc., a Delaware corporation ("Cody Energy"), and Cody Texas, L.P. a Texas limited partnership ("Cody Texas"), for a purchase price of $4,354,000.

         On December 14, 1998, the Company acquired additional interests in Texas for a cash purchase price of $3,526,000. The Company acquired the additional properties from BER, which properties were on the same date acquired by BER from Cody Energy and Cody Texas.

         On December 15, 1998 the Company acquired substantially all of the assets and liabilities, including the going concern value, of BER, a principal shareholder of the Company, for $2 million and 100,000 shares of preferred stock. In addition, the Company issued 8,333,333 shares of its common stock to BEC and TJG in exchange for the cancellation of outstanding debt aggregating $4 million associated with the October transaction. BEC and TJG are affiliates of BER. Tim J. Goff is the sole shareholder of TJG. Mr. Goff and Thomas D. Barrow, a director of the Company, are partners of BEC.

         As of December 31, 1998, the Company owed BER $521,162 and BEC $53,040 for costs incurred on its behalf.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1) Financial Statements. The following statements are included in this report:

TITLE OF DOCUMENT                                                                      PAGE
         Independent Auditor's Report for the Year Ended December 31, 1999
         and 1998                                                                       F-1

         Consolidated Balance Sheet as of December 31, 1999 and 1998                    F-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 1999 and 1998                                                     F-3

         Consolidated Statement of Changes in Stockholders' Equity for the
         Years Ended December 31, 1999 and 1998                                         F-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999 and 1998                                                     F-5

         Notes to Consolidated Financial Statements                                     F-6


     (a)(2) Exhibits. The following exhibits are included as part of this report. (See exhibit index in separate exhibit volume):

         (a) Exhibits.

EXHIBIT NUMBER             TITLE OF DOCUMENT

      2.                   Plan of acquisition, reorganization, arrangement,       (1)
                           liquidation or succession

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

EXHIBIT NUMBER             TITLE OF DOCUMENT
           3.4             Amendment to Bargo Energy Company By-laws
                           (Incorporated by reference from Exhibit 3.4 to
                           the Company's Quarterly Report on Form 10-QSB
                           for the period ended March 31, 1999, filed with
                           the Securities and Exchange Commission on May
                           21, 1999)

      4.                   Instruments defining the rights of security holders

           4.1             Certificate of Designations of Cumulative Redeemable
                           Preferred Stock, Series B (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on
                           Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

      9.                   Voting Trust Agreement                                  (1)

     10.                   Material Contracts

          10.1 Second Amended and Restated Shareholders' Agreement, dated May 14, 1999, by and among Bargo Energy
                           Company, B. Carl Price, Don Wm. Reynolds, Energy
                           Capital Investment Company PLC, EnCap Equity 1994
                           Limited Partnership, Bargo Energy Resources, Ltd.,
                           TJG Investments, Inc., BargoEnergy Company, Tim J.
                           Goff, Thomas Barrow, James E. Sowell, BargoOperating
                           Company, Inc., EnCap Energy Capital Fund III-B, L.P.,
                           BOCPEnergy Partners, L.P., EnCap Energy Capital Fund
                           III, L.P., Kayne Anderson Energy Fund, L.P.,
                           BancAmerica Capital Investors SBIC I, L.P., Eos
                           Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                           SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21,1999)

            10.3           Consent and Agreement dated May 14, 1999 between
                           Bargo Energy Company and Bank of America National
                           Trust and Savings Association (Incorporated by reference from Exhibit 10.6 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.4           SBA Side Letter dated May 14, 1999 between Bargo
                           Energy Company and BancAmerica Capital Investors SBIC
                           I, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC
                           II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.7 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

EXHIBIT NUMBER             TITLE OF DOCUMENT
            10.5           SBA Side Letter dated May 14, 1999 between Bargo
                           Energy Company, EnCap Equity 1994 Limited
                           Partnership, TJG Investments, Inc. Bargo Energy
                           Company, Bargo Energy Resources, Ltd., Bargo
                           Operating Company, Inc., Tim J. Goff and BancAmerica
                           Capital Investors SBIC I, L.P., Eos Partners SBIC,
                           L.P., Eos Partners SBIC II, L.P., and SGC Partners II
                           LLC. (Incorporated by reference from Exhibit 10.8 to
                           the Company's Quarterly Report on Form 10-QSB for the
                           period ended March 31, 1999, filed with the
                           Securities and Exchange Commission on May 21, 1999)

            10.6           Stock Purchase Agreement dated May 14, 1999 between
                           Bargo Energy Company and Energy Capital Investment
                           Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                           BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                           III, L.P., Kayne Anderson Energy Fund, L.P.,
                           BancAmerica Capital Investors SBIC I, L.P., Eos
                           Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                           SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.9 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.7           Bargo Energy Company 1999 Stock Incentive Plan
                           (Incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.8           Confidentiality and Non-compete Agreement dated May
                           14, 1999 between Bargo Energy Company and Tim J. Goff
                           (Incorporated by reference from Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.9 Second Amended and Restated Credit Agreement, Dated as of September 30, 1999, among Bargo Energy Company,
                           Bank of America, N.A. and Certain Financial
                           Institutions (Incorporated by reference from Exhibit
                           10.10 to the Company's Quarterly Report on Form
                           10-QSB for the period ended September 30, 1999, filed with the Securities and Exchange Commission on November 19, 1999)

            10.10          Registration Rights Agreement among the Company and
                           Bargo Energy Resources, Ltd. dated August 14, 1998
                           (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

EXHIBIT NUMBER             TITLE OF DOCUMENT
            10.11          First Amendment to Registration Rights Agreement
                           among the Company, Bargo Energy Resources, Ltd.,
                           Bargo Energy Company, TJG Investments, Inc. and
                           certain other shareholders dated December 15, 1998
                           (Incorporated by reference from Exhibit 99.2 to the
                           Company's Current Report on Form 8-K dated December
                           15, 1998, filed with the Securities and Exchange
                           Commission on December 30, 1998)

            10.12          Registration Rights Agreement dated November 25,
                           1997, among the Company, Energy Capital Investment
                           Company PLC, and EnCap Equity 1994 Limited
                           Partnership (Incorporated by reference from Exhibit
                           10.05 to the Company's Current Report on Form 8-K dated November 25, 1997, filed with the Securities and Exchange Commission on December 10, 1997)

            10.13          Registration Rights Agreement among the Company,
                           Energy Capital Investment Company PLC and EnCap
                           Equity 1994 Limited Partnership dated August 14, 1998
                           (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

            10.14          First Amendment to Registration Rights Agreement
                           among the Company, Energy Capital Investment Company
                           PLC and EnCap Equity 1994 Limited Partnership dated
                           December 15, 1998 (Incorporated by reference from
                           Exhibit 99.4 to the Company's Current Report on Form
                           8-K dated December 15, 1998, filed with the
                           Securities and Exchange Commission on December 30,
                           1998)

            10.15          Registration Rights Agreement among the Company, B.
                           Carl Price and certain other shareholders dated
                           August 14, 1998 (Incorporated by reference from
                           Exhibit 10.3 to the Company's Quarterly Report on
                           Form 10-QSB for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August
                           25, 1998)

            10.16 First Amendment to Registration Rights Agreement among the Company, B. Carl Price and certain other shareholders dated December 15, 1998
                           (Incorporated by reference from Exhibit 99.6 to the Company's Current Report on Form 8-K dated
                           December 15, 1998, filed with the Securities and Exchange Commission on December 30, 1998)

EXHIBIT NUMBER             TITLE OF DOCUMENT
            10.17          Stock Purchase Warrant by the Company to Bargo Energy
                           Resources, Ltd. dated August 14, 1998 (Incorporated
                           by reference from Exhibit 10.4 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           June 30, 1998, filed with the Securities and Exchange
                           Commission on August 25, 1998)

            10.18 1993 Employee Incentive Plan (Incorporated by reference from the Company's Annual Report on Form
                           10-K for the fiscal year ended December 30, 1993, filed with the Securities and Exchange Commission on May 20, 1994)

            10.19          First Amendment to Second Amended and Restated
                           Shareholder's Agreement, dated August 11, 1999
                           (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999, filed with the Securities and Exchange Commission on November 19,
                           1999.

            10.20 Purchase and Sale Agreement between Exxon Corporation and Future Acquisition 1995, Ltd., et al.
                           (Incorporated by reference from Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999)

            10.21          Purchase and Sale Agreement by and Between
                           Atlantic Richfield Company and Future
                           Acquisition 1995, Ltd. (Incorporated by
                           reference from Exhibit 2.2 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended September, 30, 1999, filed with the Securities and Exchange Commission on November
                           19, 1999)

      11.                  Statement regarding computation of per share earnings   (1)


      13.                  Annual or quarterly reports, Form 10-Q                  (1)

      16.                  Letter on change in certifying accountant               (1)

      18.                  Letter on change in accounting principles               (1)

      21.                  Subsidiaries of the Registrant

      22.                  Published report regarding matters submitted to vote    (1)

      23.                  Consents of experts and counsel

      24.                  Power of attorney                                       (1)

      27.                  Financial data schedule

      99.                  Additional exhibits                                     (1)

-----------------------------------

     (1) Inapplicable to this filing.

(b) REPORTS ON FORM 8-K.

     During the last quarter of the fiscal year ended December 31, 1999, the Company filed reports on Form 8-K as follows:


DATE OF EVENT REPORTED             ITEM REPORTED
----------------------             ---------------------------------------------
November 19, 1999                  Item 7.  Financial Statements and Exhibits

October 14, 1999                   Item 5.  Other Events

October 12, 1999                   Item 2.  Acquisition or Disposition of Assets

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, Registrant has duly caused this report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of March, 2000.

                                               BARGO ENERGY COMPANY
                                               (Registrant)


                                               By /s/ JONATHAN M. CLARKSON
                                                 -------------------------------
                                                 Jonathan M. Clarkson, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-KSB was signed by the following persons in the capacities stated on the 10th day of March 2000.

/s/ TIM J. GOFF
----------------------------
Tim J. Goff, Chairman, Chief Executive Officer and Director (principal executive officer)

/s/ JONATHAN M. CLARKSON
-----------------------------
Jonathan M. Clarkson, President and Director (principal financial and accounting officer)

/s/ THOMAS D. BARROW
-----------------------------
Thomas D. Barrow, Director

/s/ J. TRAVIS HAIN
-----------------------------
J. Travis Hain, Director

/s/ D. MARTIN PHILLIPS
-----------------------------
D. Martin Phillips, Director

/s/ GARY R. PETERSEN
-----------------------------
Gary R. Petersen, Director

/s/ V. FRANK POTTOW
-----------------------------
V. Frank Pottow, Director

/s/ DANIEL M. WEINGEIST
-----------------------------
Daniel M. Weingeist, Director

/s/ BRIAN D. YOUNG
-----------------------------
Brian D. Young, Director



DATE FILED: MARCH 10, 2000                                   SEC FILE NO. 0-8609
--------------------------------------------------------------------------------

[PRICEWATERHOUSECOOPERS LOGO]



BARGO ENERGY COMPANY
  AND SUBSIDIARIES
(FORMERLY FUTURE PETROLEUM CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Bargo Energy Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Bargo Energy Company and its subsidiaries (formerly Future Petroleum Corporation) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Houston, Texas
March 3, 2000

BARGO ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands)                                         1999            1998

                                     ASSETS

Current assets:
  Cash and cash equivalents                          $   2,375      $   1,241
  Trade accounts receivable:
    Accrued oil and gas sales                            7,629          2,581
    Joint interest billings                                210             55
    Advance to related party                                19              8
                                                     ---------      ---------
      Total current assets                              10,233          3,885
                                                     ---------      ---------
Property and equipment:
  Oil and gas properties, full cost method              76,107         45,992
  Other                                                    696            648
                                                     ---------      ---------
    Total property and equipment                        76,803         46,640
  Less - accumulated depletion, depreciation
   and amortization                                     (6,220)        (1,566)
                                                     ---------      ---------
    Net property and equipment                          70,583         45,074
                                                     ---------      ---------
Other assets:
  Goodwill, net of accumulated amortization of
   $208 and $8, respectively                             1,792          1,984
  Loan costs, net of accumulated amortization of
   $436 and $25, respectively                            1,890            965
  Other                                                     41             40
                                                     ---------      ---------
    Total other assets                                   3,723          2,989
                                                     ---------      ---------
    Total assets                                     $  84,539      $  51,948
                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

BARGO ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands)                                                    1999          1998

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $      6      $  8,952
  Trade accounts payable                                           2,623         1,457
  Accrued oil and gas proceeds payable                             1,805           514
  Accrued interest payable                                            84           430
  Advance from related party                                         199           566
                                                                --------      --------
    Total current liabilities                                      4,717        11,919
                                                                --------      --------
Long-term debt, less current portion                              20,780        30,907
                                                                --------      --------
Deferred tax liability                                             3,085         1,011
                                                                --------      --------
Commitments and contingencies (Note 9)
Redeemable preferred stock; 10% cumulative; $.01
 par value; 5,000,000 and 0 shares authorized and issued,
 respectively, net of unamortized issuance costs                  51,664
                                                                --------
Stockholders' equity:
  Preferred stock, $.01 par value, 0 and 200,000 shares
   authorized, 0 and 100,000 shares issued and outstanding
   at December 31, 1999 and 1998, respectively                                       1
  Common stock, $.01 par value; 120,000,000 and 30,000,000
   shares authorized, 87,932,726 and 22,320,066 shares
   outstanding at December 31, 1999 and 1998, respectively           921           223
  Additional paid-in capital                                       6,878         6,543
  Treasury stock                                                  (2,040)
  Retained earnings (deficit)                                     (1,466)        1,344
                                                                --------      --------
    Total stockholders' equity                                     4,293         8,111
                                                                --------      --------
    Total liabilities and stockholders' equity                  $ 84,539      $ 51,948
                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

BARGO ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands, except for share data)                   1999              1998


Revenues:
  Oil and gas sales                                 $     19,134      $      3,663
  Well operation fees                                                           16
                                                    ------------      ------------
    Total revenues                                        19,134             3,679
                                                    ------------      ------------
Costs and expenses:
  Lease operations and production taxes                    7,685             1,826
  General and administrative                               3,659               783
  Depletion, depreciation and amortization                 4,898             1,316
                                                    ------------      ------------
    Total expenses                                        16,242             3,925
                                                    ------------      ------------
Other income and expense:
  Interest expense                                         2,378             1,238
  Interest income and other                                   (8)              (19)
                                                    ------------      ------------
    Total other income and expense                         2,370             1,219
                                                    ------------      ------------
Income (loss) before income taxes and
 extraordinary item                                          522            (1,465)
Income tax benefit                                           141               287
                                                    ------------      ------------
Income (loss) before extraordinary item                      663            (1,178)
Extraordinary gain on conversion of debt                                     2,586
                                                    ------------      ------------
Net income                                                   663             1,408
Redeemable preferred stock dividends, including
 accretion (Note 2)                                       (3,473)
                                                    ------------      ------------

Net income (loss) available to common
 shareholders                                       $     (2,810)     $      1,408
                                                    ============      ============
Net income (loss) per common share -
 basic and diluted                                  $      (0.04)     $       0.14

Weighted average common shares
 outstanding                                          75,942,000         9,924,000

   The accompanying notes are an integral part of these financial statements.

BARGO ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands, except for share data)

                                                    PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                                  --------------------       ------------------------      PAID-IN
                                                  SHARES        AMOUNT       SHARES          AMOUNT        CAPITAL

Balances, December 31, 1997                                                  5,678,779   $         57   $      4,413

Shares issued for oil and gas properties           100,000           1       5,163,192             52             21
Shares issued for fixed assets                                               2,414,776             24            593
Shares issued for retirement of debt                                         8,495,683             85          1,312
Shares issued for options exercised                                            110,000              1             57
Shares issued for repayment of interest                                        267,400              2             66
Shares issued for services                                                     190,236              2             81
Net income
                                                  --------   ---------       ----------   ------------   ------------
Balances, December 31, 1998                        100,000           1      22,320,066            223          6,543

Stock issuance costs                                                                                            (420)
Shares issued for options exercised                                             37,720                            10
Preferred shares converted to common shares       (100,000)         (1)     26,000,000            260           (259)
Shares issued at reorganization (Note 2)                                    43,815,810            438           (438)
Treasury shares acquired by assignment                                                                         1,951
Treasury shares acquired for cash
Stock options repurchased                                                                                       (509)
Redeemable preferred stock dividends, including
  accretion (Note 2)
Net income
                                                  --------   ---------      ----------   ------------   ------------
Balances, December 31, 1999                             --   $      --      92,173,596   $        921   $      6,878
                                                  ========   =========      ==========   ============   ============

                                                        TREASURY STOCK          RETAINED           TOTAL
                                                    -----------------------     EARNINGS        STOCKHOLDERS'
                                                    SHARES           AMOUNT     (DEFICIT)          EQUITY

Balances, December 31, 1997                                                   $        (64)     $      4,406

Shares issued for oil and gas properties                                                                  74
Shares issued for fixed assets                                                                           617
Shares issued for retirement of debt                                                                   1,397
Shares issued for options exercised                                                                       58
Shares issued for repayment of interest                                                                   68
Shares issued for services                                                                                83
Net income                                                                           1,408             1,408
                                                                              ------------      ------------
Balances, December 31, 1998                                                          1,344             8,111

Stock issuance costs                                                                                    (420)
Shares issued for options exercised                                                                       10
Preferred shares converted to common shares
Shares issued at reorganization (Note 2)
Treasury shares acquired by assignment           (3,902,818)   $     (1,951)
Treasury shares acquired for cash                  (338,052)            (89)                             (89)
Stock options repurchased                                                                               (509)
Redeemable preferred stock dividends, including
  accretion (Note 2)                                                                (3,473)           (3,473)
Net income                                                                             663               663
                                                 ----------    ------------   ------------      ------------
Balances, December 31, 1999                      (4,240,870)   $     (2,040)  $     (1,466)     $      4,293
                                                 ==========    ============   ============      ============

   The accompanying notes are an integral part of these financial statements.

BARGO ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands)                                                   1999          1998

Cash flows from operating activities:
  Net income                                                   $    663      $  1,408
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depletion, depreciation and amortization                      4,898         1,316
    Extraordinary gain on conversion of debt                                   (2,586)
    Amortization of debt issue costs                                411
    Amortization of organizational costs                                           45
    Stock issued for services                                                      83
    Stock issued to pay interest expense                                           68
    Deferred income taxes                                          (141)         (287)
                                                               --------      --------
                                                                  5,831            47
    Change in working capital items:
      (Increase) in accounts receivable                          (5,202)       (2,359)
      (Increase) in advances to related parties                     (12)
      Increase in accounts payable and
       accrued liabilities                                        2,111         2,101
      Increase (decrease) in advances from related parties         (367)          561
                                                               --------      --------
        Net cash provided by operating activities                 2,361           350
                                                               --------      --------
Cash flows from investing activities:
  Acquisition of oil and gas properties                         (27,900)      (29,857)
  Acquisition of assets                                              (2)       (2,000)
  Acquisition of property and equipment                             (97)
  Decrease in notes receivable and deferred gain                                   53
  Decrease in lease operating rights                                               96
  Other                                                                            16
                                                               --------      --------
        Net cash (used in) investing activities                 (27,999)      (31,692)
                                                               --------      --------
Cash flows from financing activities:
  Proceeds from issuance of debt                                 18,935        44,505
  Proceeds from issuance of redeemable preferred stock           50,000
  Stock issuance costs                                           (2,229)
  Purchase of treasury stock                                        (89)
  Repurchase of stock options                                      (509)
  Repayment of debt                                             (38,009)      (11,283)
  Debt issue costs                                               (1,337)         (990)
  Proceeds from exercise of stock options                            10            58
                                                               --------      --------
        Net cash provided by financing activities                26,772        32,290
                                                               --------      --------
Net increase in cash                                              1,134           948
Cash and cash equivalents, beginning of year                      1,241           293
                                                               --------      --------
Cash and cash equivalents, end of year                         $  2,375      $  1,241
                                                               ========      ========
Supplemental information:
  Cash paid during the year for interest                       $  2,162      $    739

NON-CASH INVESTING AND FINANCING ACTIVITIES

See Notes 4, 6 and 8.

   The accompanying notes are an integral part of these financial statements.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     COMPANY OPERATIONS

     Bargo Energy Company (formerly Future Petroleum Corporation) (the Company or Bargo) is engaged primarily in the acquisition, development and production of oil and gas reserves and operation of oil and gas wells.

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alaska Eldorado Gold Company (AEG), Future Cal-Tex Corporation (FCT), Future Energy Corporation (FEC) and Future Petroleum Corporation of Texas (FPCT). In addition, the financial statements include the accounts of BMC Development No. 1, Ltd. (BMC), Future Acquisition 1995, Ltd. (FAQ) and NCI Shawnee Limited Partnership
     (NCI) (the Partnerships). As of December 31, 1999 and 1998, Bargo and its subsidiaries held 100% of the ownership interests of the Partnerships (Note
     4). Intercompany accounts and transactions are eliminated in consolidation.

     On April 26, 1999 (the Effective Date), Future Petroleum Corporation, a Utah corporation (Future), merged with Bargo Energy Company, a Texas corporation (Bargo). Bargo was incorporated under the name FPT Corporation on January 26, 1999 as a wholly-owned subsidiary of Future, solely for the purpose of reincorporating Future in Texas.

     The reincorporation occurred pursuant to a merger agreement dated April 6, 1999 entered into between Future and Bargo (Merger Agreement). In accordance with the terms of the Merger Agreement, Future merged into Bargo, with Bargo as the surviving corporation. On the Effective Date, each of the 22,320,066 shares of Future common stock were converted into one share of Bargo's common stock and each of the 100,000 shares of Future's preferred stock were converted into one share of Bargo preferred stock.

     The reincorporation merger increased the Company's authorized capital stock from 30.2 million shares to 125 million shares. The articles of incorporation of Bargo authorize 125 million shares of capital stock, of which 120 million shares are common stock and 5 million shares are preferred stock. Future's article of incorporation authorized 30 million shares of common stock and 200,000 shares of preferred stock.

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

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects.

     Depletion, depreciation and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization per equivalent barrel of oil was approximately $3.68 and $3.61 for the years ended December 31, 1999 and 1998.

     OTHER PROPERTY

     Other property and equipment consists of office furniture, fixtures, equipment and leasehold improvements, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to 39 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

     INCOME TAXES

     Deferred income taxes are recorded for the temporary differences between the tax and financial statement bases of assets and liabilities and adjusted when new tax rates are enacted.

     NET INCOME (LOSS) PER COMMON SHARE

     Net income or loss per common share is based on the weighted average number of common shares outstanding. In accordance with SFAS 128, "Earnings Per Share," income available to common stockholders is reduced by the amount of dividends on cumulative preferred stock and accretion of related stock issuance costs. The Company's common stock equivalents, which consisted of stock options and warrants, were antidilutive in 1999 and 1998.

     CASH EQUIVALENTS

     The Company considers cash and unrestricted interest-bearing deposits with original maturities of three months or less to be cash equivalents.

     USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant assumptions are required in the valuation of proved oil and gas reserves which, as described above, may affect the amounts at which oil and gas properties are recorded. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION

     The Company accounts for stock options and warrants granted to directors and employees pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The reported amounts of the Company's financial instruments (including cash, receivables, payables, and debt) approximate fair value due to the short maturities of these investments or market rates of interest.

2.   PREFERRED STOCK ISSUANCE

     On May 14, 1999, the Company closed a transaction pursuant to which it issued and sold to Kayne Anderson Energy Fund, L.P. (Kayne), BancAmerica Capital Investors SBIC I, L.P. (BancAmerica), Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P. (collectively, Eos), Energy Capital Investment Company PLC, EnCap Energy Capital Fund III-B, L.P.,
     BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P. (collectively, EnCap) and SGC Partners II LLC (SGC and together with Kayne, BancAmerica, Eos, EnCap and SGC, the Investors) shares of a newly created class of preferred stock. Five million shares of the Company's Cumulative Redeemable Preferred Stock, Series B (Preferred Stock) were issued in exchange for an aggregate purchase price of $50 million. As additional consideration, the Company issued an aggregate of 43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis). If the Company redeems all of the outstanding shares of Preferred Stock prior to May 14, 2001, the Investors must sell back to the Company 12.5% of the shares of Common Stock originally issued to the Investors.

     Dividends on the Preferred Stock equal to 10% per annum are payable quarterly. The dividend rate is subject to increase (but in no event to more than 16%) or decrease (but in no event to less than 10%) based upon the Company's ratio of assets to liabilities which is calculated on January 1 and July 1 of each year or at such other time as requested by the Investors. The dividend rate on the preferred stock was 10% in 1999. The Preferred Stock may be redeemed at any time by the Company and must be redeemed upon the occurrence of certain events, including upon the fifth anniversary of the issue date or upon a change of control. The Preferred Stock is redeemable for $50 million and unpaid cumulative dividends. A change of control is deemed to occur upon any merger,

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     reorganization, purchase or sale of more than 50% of the Company's voting securities, the sale of substantially all of the assets of the Company or at any time Tim Goff ceases to serve as the Company's Chief Executive Officer. The Company is prohibited from taking certain actions, including authorizing, creating or issuing any shares of capital stock, amending the articles of incorporation of the Company and authorizing a merger or change of control, without the consent of the holders of a majority of the outstanding shares of Preferred Stock.

     As of December 31, 1999, holders of shares of the Series B Preferred were entitled to receive, when, and if declared by the Board of Directors, as legally available, cumulative dividends totaling $3,243,578. Issuance costs totaling $1,809,000 related to the offering are being accreted ratably over five years. As of December 31, 1999, $229,000 of issuance costs had been accreted into the Series B Preferred Stock.

3.   RELATED-PARTY TRANSACTIONS

     As of December 31, 1998, the Company owed Bargo Energy Resources Ltd.
     (BER) $521,000 and BEC Partnership (BEC) $53,000 for costs incurred on its behalf. As of December 31, 1998, BER and BEC had a combined 78% common ownership interest in the Company's outstanding stock. The Chairman of the Board and Chief Executive Officer of the Company has a material interest in both BER and BEC.

     At December 31, 1999, Pledger Partners, Ltd. (Pledger) owed the Company $19,000 for costs incurred on its behalf. At December 31, 1999, all of the partners in Pledger were also shareholders of the Company.

     During the year ended December 31, 1999 the Company incurred field operating fees of $94,000 and reimbursed direct field expenses in the amount of $163,000 to Gas Solutions, Ltd. (a Texas limited partnership) in which the Chairman of the Board and Chief Executive Officer and another Director own a significant interest. Fees and reimbursed expenses due to Gas Solutions, Ltd. were $199,000 at December 31, 1999.

     See Notes 4 and 6 for additional related party disclosures.

4.   INVESTMENTS IN PARTNERSHIP AND OIL AND GAS PROPERTY ACQUISITIONS

     On September 13, 1999, the Company acquired interests in 40 leases, a waterflood unit, over 60 royalty properties and an oil transportation contract in the East Texas Field from Atlantic Richfield Company effective October 1, 1999. The purchase price was approximately $16 million.

     On May 14,1999, FAQ acquired certain interests, effective January 1, 1999, in the Raccoon Bend field located in Austin and Waller Counties, Texas from Exxon Corporation. The Company purchased a 100% working interest and a net revenue interest approximating 80% of this field, which has approximately 65 active wells. These interests were acquired for a gross purchase price of $10 million.

     On December 22, 1998, FCT acquired certain additional interests in the South Coles Levee Field located in Kern County, California, effective December 1, 1998. BER assigned to FCT all of its rights and interests in a purchase and sale agreement with Chevron U.S.A., Inc. for the purchase of these interests. The interests were acquired for a gross purchase price of $3,500,000.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31,1999 AND 1998
--------------------------------------------------------------------------------

     On December 15, 1998, the Company entered into an Asset Purchase Agreement with an effective date of November 1, 1998, with BER and BEC.

     BER sold, assigned and transferred to the Company certain assets, consisting primarily of personnel, contracts to purchase oil and gas properties, financing contacts and all rights to the name "Bargo". Certain owned or leased real property and personal property were transferred along with the related lease agreements. All office supplies, files, records, logs, customer and supplier lists, sales records and similar type office items were transferred. Certain receivables and liabilities relating to the period starting with the effective date were also transferred. In return, the Company paid BER $2 million cash and issued 100,000 shares of Company preferred stock to BER (each preferred share is convertible to 260 shares of Company common stock).

     On December 14, 1998, FAQ acquired certain interests, effective August 1, 1998, in the Bright Falcon Field located in Jackson County, Texas, and the Giddings Field located in Fayette, Brazos and Burleson Counties, Texas. BER assigned to FAQ all of its rights and interests in a purchase and sale agreement with Cody Energy, Inc. and Cody Texas, L.P., for the purchase of these interests. The interests were acquired for a gross purchase price of $3,526,000.

     On November 19, 1998 FAQ acquired certain interests, effective August 1, 1998, in the Foster Field located in Ector County, Texas, the San Miguel Creek Field located in McMullen County, Texas, the Turtle Creek Field located in Matagorda County, Texas, the Cheniere Field located in Ouachita Parish, Louisiana, and the Leroy North Field located in Vermilion Parish, Louisiana. BER assigned to FAQ all of its rights and interests in a purchase and sale agreement with Cody Energy, Inc. and Cody Texas, L.P., to facilitate the closing of this transaction. The interests were acquired for a gross purchase price of $4,354,000.

     On October 15, 1998, the Company, through NCI, acquired additional interests, effective August 1, 1998, in the Shawnee Townsite Unit. The interests were acquired from NCI 1990, Ltd., NCI Reserves, Ltd. and three other parties in exchange for 116,676 shares of the Company's common stock and $375,000 cash, before purchase price adjustments.

     On October 15, 1998, the Company acquired certain interests, effective August 1, 1998 in the Gin Unit located in Dawson County, Texas. The interests were acquired from NCI Properties, Ltd. in exchange for 163,324 shares of the Company's common stock and $493,000 cash, before purchase price adjustments.

     On October 15, 1998, FAQ acquired certain interests from Chevron, U.S.A. Inc., effective September 1, 1998, in the Cross Creek Field located in Harris County, Texas. In consideration for assigning to FAQ all of its rights and interests in the Cross Creek Field purchase and sale agreement with Chevron, BER received a fee of $166,000 which approximated the net revenue for the month of September 1998. The interests were acquired for a gross purchase price of $6,100,000.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     On October 15, 1998, FAQ acquired certain interests, effective September 1, 1998, in the N.E. Limes Field located in Live Oak County, Texas, the Bruce Roy Field located in Wharton County, Texas, the Candy Field located in San Patricio County, Texas, the Sand Hills Field located in Crane County, Texas, the Bluitt Field located in Roosevelt County, New Mexico and the N. Yellow Creek Field located in Wayne and Clarke Counties, Mississippi. These interests were acquired from BEC and TJG Investments, Inc. (TJG) for a gross purchase price of $3,000,000 cash and the issuance of $4,000,000 in subordinated debt, as further described in Note 5.

     On October is, 1998, FAQ acquired certain interests, effective September
     1, 1998, in the Buna Field located in Jasper County, Texas. These interests were acquired from Pledger for a gross purchase price of $1,000,000.

     On August 14, 1998, the Company acquired an interest, effective August 1, 1998, in the South Coles Levee Field located in Kern County, California, as a result of the merger of FCT with a subsidiary of BER (the previous owner of this interest). At closing, the Company paid approximately $5.8 million cash, issued 4,695,869 shares of the Company's common stock and a warrant to purchase 250,000 shares of the Company's common stock, as further described in Note 6.

     On May 1, 1998, the Company acquired the interests of NCI, a limited partnership which owns interest in the Shawnee Townsite Unit located in Pottawatomie County, Oklahoma. The general partnership interest was acquired from NCI Enterprises, Inc. for 150,000 shares of the Company's common stock. The limited partnership interests were acquired from EnCap Equity 1994 Limited Partnership and Energy Capital Investment Company PLC for 50,000 shares of the Company's common stock and the issuance of $660,000 in promissory notes (Note 5).

     The following unaudited pro forma information is presented as if the interests in the partnerships and the oil and gas properties had been acquired at the beginning of the respective periods. The following table includes only those acquisitions deemed to be significant under regulations as prescribed by the Securities and Exchange Commission.

                            1999            1998

Revenues                 $30,244,000     $30,643,000
Net income                 5,983,000       4,514,000
Net income per share            0.03            0.45

5.   LONG-TERM DEBT

     BANK OF AMERICA DEBT

     On August 14, 1998, the Company entered into a Credit Agreement with Bank of America providing for a $20 million revolving line of credit (the Credit Agreement). This line of credit was amended and increased to $27.5 million on November 15, 1998, and to

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     $50 million on December 4,1998. The line of credit was comprised of two tranches, Tranche A (a revolving line of credit to convert to a four-year term loan on December 4, 1999) and Tranche B (a revolving line of credit).

     At December 31, 1998, the Tranche A loan commitment amount was $38 million, of which $30.9 million had been borrowed, In connection with the May 14, 1999 equity transaction (Note 2), the Company paid down Tranche A to $2.5 million.

     At December 31, 1998, the Tranche B loan commitment amount was $12 million, of which $8.9 million had been borrowed. The Company repaid the full amount outstanding under Tranche B with the May 14, 1999 equity transaction.

     On September 30, 1999 the Company amended and restated the Credit Agreement to increase the commitment from Bank of America and two additional banks to $100 million. The revolver has a borrowing base of $55 million and is due in 2002.

     The Credit Agreement is secured by the Company's interest in underlying oil and gas properties and contains certain restrictive covenants, the more significant of which require the Company to maintain (as defined in the Credit Agreement) a quarterly minimum tangible net worth requirement, a quarterly minimum current ratio and a quarterly interest coverage ratio.

     The Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. The debt bears interest under the Base Rate (which is the higher of the lender's "Prime Rate" of the Federal Funds Rate plus .5%) plus an applicable margin of .75%. The debt bears interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 1.75%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $500,000 with a minimum transfer amount of $1,000,000. Borrowings under the Credit Agreement are approximately $20.8 million as of December 31, 1999.

     The Company is subject to various commitment and other fees associated with the Credit Agreement above. At December 31, 1999 and 1998, there were $84,255 and $430,000, respectively, of accrued interest and fees payable.

     Long-term debt maturing in each year subsequent to December 31, 1999 is as follows:

2000                        $         --
2001                                  --
2002                          20,780,000
2003                                  --
2004                                  --
                            ------------
         Total              $ 20,780,000
                            ============

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

     On May 1, 1998, the promissory notes were amended and renewed in order for the Company to borrow an additional $660,000 from EnCap to finance the acquisition of NCI (Note 4). Additionally, the monthly interest-only payments were extended through December 1998. Beginning in January 1999, in addition to the monthly interest payments, monthly principal payments in the amount of $75,625 were to begin and continue through maturity on December 31, 2003.

     On August 14, 1998, these promissory notes were amended, renewed and subordinated to facilitate the Company's revolving line of credit agreement with Bank of America (described below). The Company retired $1,585,000 of the EnCap debt in conjunction with this restructuring transaction, leaving a principal balance outstanding at August 14, 1998 of $5,500,000. Future interest payment dates were revised from monthly to quarterly. Additionally, EnCap was issued 2,844,859 shares of the Company's common stock. On December 29, 1998, the Company paid EnCap in full for the remaining principal of $5,500,000 and all accrued interest through that date.

     Cash paid to EnCap for interest during the year ended December 31, 1998 totaled $638,391.

     BEC/TJC DEBT

     On October 15, 1998, the Company issued $4,000,000 in subordinated promissory notes to BEC and TJG in connection with the acquisition of certain oil and gas properties from BEC and TJG (Note 4). The debt carried an interest rate of 10% per annum with a maturity date of December 31, 2003.

     On December 15, 1998, BEC and TJG canceled this indebtedness in return for common stock of the Company; the Company issued 7,078,333 of the Company's common stock to BEC and 1,255,000 shares of the Company's common stock to TJG. Additionally, BEG conveyed certain assets, primarily consisting of office furniture and equipment, to the Company. In connection with this transaction, the Company realized an approximate $2.6 million nontaxable extraordinary gain.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

6.   STOCKHOLDERS' EQUITY

     As of December 31, 1998, the Company had 200,000 shares of preferred stock authorized with a par value of $.01. There were 100,000 shares issued and outstanding as of December 31, 1998. Pursuant to the reincorporation merger (Note 1), each of the 100,000 shares of Bargo preferred stock were converted into 260 shares of Bargo common stock and 26,000,000 common shares were issued.

     In 1998, the Company issued 100,000 preferred shares and 16,741,287 common shares, in conjunction with various oil and gas property acquisitions and the restructuring of certain indebtedness (as further described in Notes 4 and 5).

     On August 14, 1998, in conjunction with the acquisition of an interest in the South Coles Levee Field (as further described in Note 4), the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants have an exercise price of $.43 per share and are exercisable until August 14, 2003.

     During 1999, in exchange for 3,902,818 shares, Bargo assumed liabilities for stock to be assigned to the former employees of BER, BEC, and TJG. The obligation was extinguished when Bargo issued options (which vested immediately) for the shares previously due to be assigned to these former employees. The transaction had no impact on 1999 results of operations since the transaction was capital in nature and the options granted were not dependent on employment with Bargo. In December 1999, the Company repurchased a portion of such options (totaling 1,020,408 shares) for $509,000.

7.   STOCK OPTIONS AND WARRANTS

     1999 STOCK INCENTIVE PLAN

     In May 1999, the Company adopted the 1999 Stock Incentive Plan which provides for stock options to be granted to employees with exercise prices not less than the fair market value of the underlying common stock. These have a term of ten years from the date of grant and generally vest over a three year period from the date of grant. During the year ended December 31, 1999 approximately 26 million options were granted under this plan, including the 3.9 million options discussed in Note 6, to employees of the Company at exercise prices ranging from $0.01 to $0.50 per share. As of December 31, 1999, 25 million options were outstanding, with a weighted average exercise price of $0.13 per share.

     For all options granted during 1999, the market price of the Company's common stock on the grant date was approximately equal to the exercise price.

     If not previously exercised, all options outstanding at December 31, 1999 will expire in 2009.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     1993 EMPLOYEE INCENTIVE PLAN

     The Company has a stock option plan, under which key employees may be granted options to purchase the Company's common stock at prices equal to market value at the date of grant (110% of market value for stockholders with more than 10% of the outstanding stock). The options may be exercised anytime within five to ten years of the date of grant.

     The following is a summary of activity under this stock option plan for the years ended December 31,1999 and 1998:

                                            1999                      1998
                                   ----------------------     ----------------------
                                                 WEIGHTED                   WEIGHTED
                                                 AVERAGE                    AVERAGE
                                    NUMBER       EXERCISE      NUMBER       EXERCISE
                                   OF SHARES      PRICE       OF SHARES      PRICE

Outstanding, beginning of year      737,844      $   0.41      387,844      $   0.41

   Cancelled or expired             (40,124)         0.24           --            --
   Granted                               --            --      460,000          0.44
   Exercised                        (37,720)         0.27     (110,000)         0.53
                                    -------      --------      -------      --------

Outstanding, end of year            660,000      $   0.43      737,844      $   0.41
                                    =======      ========      =======      ========

     All options outstanding at December 31, 1999 and 1998, and those exercised during 1999 and 1998, were granted to employees or stockholders of the Company. For all options granted during 1999 and 1998, the market price of the Company's common stock on the grant date was approximately equal to the exercise price.

     If not previously exercised, options outstanding at December 31, 1999 will expire as follows:

                                               WEIGHTED
                                               AVERAGE
                         NUMBER                EXERCISE
                        OF SHARES               PRICE

2001                      20,000                $ 0.44
2002                     290,000                   .45
2008                     350,000                   .41
                         -------
     Total               660,000
                         =======

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     WARRANTS AND OTHER STOCK OPTIONS

     The Company has also granted warrants and other options which are summarized as follows for the years ended December 31, 1999, and 1998:

                               1999                   1998
                      ---------------------   ---------------------
                                   WEIGHTED                WEIGHTED
                                   AVERAGE                 AVERAGE
                       NUMBER      EXERCISE    NUMBER      EXERCISE
                      OF SHARES     PRICE     OF SHARES     PRICE

Outstanding,
 beginning of year     275,000     $  0.62      25,000     $  2.50

Granted to BER              --          --     250,000        0.43
                       -------     -------     -------     -------
Outstanding,
 end of year           275,000     $  0.62     275,000     $  0.62
                       =======     =======     =======     =======

     All outstanding warrants and other options were exercisable at December 31, 1999. If not previously exercised, all warrants and other options outstanding at December 31, 1999 will expire by the year 2008.

     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES

     As described in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's 1999 and 1998 net income and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

 (in thousands, except for share data)  1999            1998

Net income:
  As reported                         $   663          $ 1,408
  Pro forma                               110            1,320

Net income (loss) per share of
 common stock:
  As reported                         $ (0.04)         $  0.14
  Pro forma                             (0.04)            0.13

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     The estimated fair value of each employee option and warrant granted in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                       1999            1998

Expected volatility                     188%         28% to 68%
Risk-free interest rate                6.41%              6.57%
Expected term (in years)                 10                  9

8.   INCOME TAXES

     The Company's provision (benefit) for income taxes was comprised entirely of deferred income taxes for the years ended December 31, 1999 and 1998.

     The primary reasons for the difference between tax expense (benefit) at the statutory federal income tax rate and the Company's provision (benefit) for income taxes were:

                                              1999           1998

Theoretical tax at 34%                     $ 177,000      $(498,000)
Release of valuation allowance for net
 operating losses in prior year             (353,000)            --
Valuation allowance on net operating
 losses                                           --        193,000
Other                                         35,000         18,000
                                           ---------      ---------
                                           $(141,000)     $(287,000)
                                           =========      =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                               1999             1998

Oil and gas properties       $ 4,047,000      $ 1,536,000
Net operating loss            (1,249,000)      (1,165,000)
Valuation allowance              287,000          640,000
                             -----------      -----------
Net deferred tax liability   $ 3,085,000      $ 1,011,000
                             ===========      ===========

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     At December 31, 1999, the Company has approximately $3.7 million of net operating loss carryforwards, $2.6 million of which are subject to limitations under Section 382 of the Internal Revenue Code and expire between 2000 and 2019. A valuation allowance has been provided to the extent that the Company believes the net operating losses (NOL's) will expire unutilized. In 1999, $353,000 of the valuation allowance was released based upon the improved financial condition of the Company and revisions to projected future taxable income. The significant increase in deferred taxes for oil and gas properties is a result of acquisitions. Since the increase is a noncash item, it is not reflected in the statement of cash flows.

9.   COMMITMENTS AND CONTINGENCIES

     The Company has an operating lease for 19,255 square feet of office space which expires on August 31, 2002. Under the terms of the lease agreement, the Company is liable for fixed, monthly rent payments. The Company incurred office rent expense of $255,000 and $221,000, respectively for the years ended December 31, 1999 and 1998, respectively. Minimum future noncancelable lease payments for the years ended December 31, are as follows:

2000                         $ 313,000
2001                           313,000
2002                           209,000
2003                                --
2004                                --

     In the course of its normal business affairs, the Company is subject to possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation. There are no matters which, in the opinion of management, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

10.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The receivables are primarily from companies in extractive industries. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral for accounts receivable, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related party. No allowance for doubtful accounts was considered necessary at December 31, 1999 and 1998.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

11.  MAJOR CUSTOMERS

     In 1999, three customers accounted for approximately 24%, 16%, and 12% of the Company's revenues. In 1998, one of these purchasers accounted for approximately 24% of the Company's revenues.

12.  HEDGING ACTIVITIES

     The Company engages in certain hedging activities related to the purchase and delivery of oil and gas in the future. Such activities are accounted for in accordance with Statement of Financial Accounting Standard No. 80, "Accounting for Futures Contracts" (SFAS 80). The losses on hedging contracts are included as a reduction of net revenues.

     Approximately 50% (or 150,000 MMBTU per month) of current natural gas production was hedged through calendar year 1999. For the Company's South Coles Levee production a hedge was in place for 65,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.45 per MMBTU based on Southern California border prices. For the Company's Gulf Coast properties, a hedge was in place for 85,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.04 per MMBTU based on Houston Ship Channel pricing.

     At December 31, 1999, collars were in place for portions of the Company's oil production from October 1999 through September 2000 at floors of $18.00 and ceilings of $20.75 and $23.08. Contracted volumes total 50,200 barrels per month declining each month to 42,000 barrels. Beginning October 2000 through September 2001, the Company has two swaps in place at $17.55 and $18.05. Contracted volumes total 41,350 barrels per month declining to 34,300 barrels per month, representing approximately 50% of the Company's projected oil production.

13.  SUBSEQUENT EVENT

     On February 22, 2000, the Company announced its intention to purchase significant operating assets from various subsidiaries of Texaco Inc. for an estimated purchase price of $161 million. The purchase price to be paid for the properties is subject to reduction if the joint working interest owners exercise preferential rights to purchase certain properties, or for other environmental defects identified before closing. The Company has received commitments from commercial banks to loan the Company sufficient amounts to finance the entire acquisition and replace existing bank indebtedness. The Company expects to close this acquisition late in the first quarter of 2000.

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

14.  FINANCIAL DATA FOR OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

                                                     1999              1998

Costs incurred in oil and gas producing
 activities:
  Acquisition of proved properties                $ 27,881,000      $ 33,155,000
  Development costs                                  2,234,000           103,000
                                                  ------------      ------------
    Total                                         $ 30,115,000      $ 33,258,000
                                                  ============      ============
Net capitalized costs related to oil and gas
 producing activities:
  Proved properties                               $ 76,107,000      $ 45,992,000
  Less - accumulated depletion, depreciation,
   amortization and impairment                      (6,135,000)       (1,507,000)
                                                  ------------      ------------
Net oil and gas property costs                    $ 69,972,000      $ 44,485,000
                                                  ============      ============

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

15.  OIL AND GAS RESERVE DATA (UNAUDITED)

     The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate, natural gas liquids and natural gas, all of which are domestic reserves:

                                           OIL AND
                                           NATURAL
                                         GAS LIQUIDS       NATURAL GAS
                                            (BBLS)            (MCF)

     Balance, January 1, 1998              2,179,000        6,139,000
     Purchase of minerals in place         3,245,000       55,840,000
     Revisions of previous estimates      (1,729,000)       8,584,000
     Production                             (126,000)      (1,109,000)
                                          ----------       ----------
     Balance, December 31, 1998            3,569,000       69,454,000
     Purchase of minerals in place         8,589,000        3,003,000
     Revisions of previous estimates       4,626,000        8,398,000
     Production                             (627,000)      (3,762,000)
     Sales of minerals in place               (1,000)         (39,000)
                                          ----------       ----------
     Balance, December 31, 1999           16,156,000       77,054,000
                                          ==========       ==========














     At December 31, 1999 and 1998, respectively, 10,528,600 and 2,935,700 barrels of oil and natural gas liquids and 52,516,700 and 50,066,000 mcf of natural gas were classified as proved developed.

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

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

16.  STANDARDIZED MEASURE OF CHANGES IN FUTURE NET REVENUES (UNAUDITED)

     The standardized measure of discounted future net cash flows at December 31, 1999 and 1998 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                           1999                1998

Future cash inflows                    $ 572,790,000      $ 185,660,000
Future production costs                 (221,861,000)       (75,262,000)
Future development costs                 (38,562,000)       (12,814,000)
Future income tax expense                (86,105,000)       (22,077,000)
                                       -------------      -------------
Future net cash flows                    226,262,000         75,507,000
10% annual discount for estimated
 timing of cash flows                   (101,818,000)       (33,978,000)
                                       -------------      -------------

Standardized measure of discounted
 future net cash flows                 $ 124,444,000      $  41,529,000
                                       =============      =============

BARGO ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                          1999                1998

Sale of oil and gas produced, net
 of production costs                  $ (11,449,000)     $  (1,697,000)
Purchase of minerals in place            74,518,000         43,464,000
Net changes in prices and
 production costs                        37,400,000         (4,974,000)
Sales of minerals in place                  (65,000)                --
Revisions and other                      13,573,000            393,000
Accretion of discount                     4,153,000          1,128,000
Net change in income taxes              (35,215,000)        (8,068,000)
                                      -------------      -------------
Net change                               82,915,000         30,246,000
Balance, beginning of year               41,529,000         11,283,000
                                      -------------      -------------
Balance, end of year                  $ 124,444,000      $  41,529,000
                                      =============      =============

                                 EXHIBIT INDEX

EXHIBIT NUMBER             TITLE OF DOCUMENT
      2.                   Plan of acquisition, reorganization, arrangement,       (1)
                           liquidation or succession

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

           4.1             Certificate of Designations of Cumulative Redeemable
                           Preferred Stock, Series B (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on
                           Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

      9.                   Voting Trust Agreement                                  (1)

     10.                   Material Contracts

          10.1 Second Amended and Restated Shareholders' Agreement, dated May 14, 1999, by and among Bargo Energy
                           Company, B. Carl Price, Don Wm. Reynolds, Energy
                           Capital Investment Company PLC, EnCap Equity 1994
                           Limited Partnership, Bargo Energy Resources, Ltd.,
                           TJG Investments, Inc., BargoEnergy Company, Tim J.
                           Goff, Thomas Barrow, James E. Sowell, BargoOperating
                           Company, Inc., EnCap Energy Capital Fund III-B, L.P.,
                           BOCPEnergy Partners, L.P., EnCap Energy Capital Fund
                           III, L.P., Kayne Anderson Energy Fund, L.P.,
                           BancAmerica Capital Investors SBIC I, L.P., Eos
                           Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                           SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21,1999)

            10.3           Consent and Agreement dated May 14, 1999 between
                           Bargo Energy Company and Bank of America National
                           Trust and Savings Association (Incorporated by reference from Exhibit 10.6 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.4           SBA Side Letter dated May 14, 1999 between Bargo
                           Energy Company and BancAmerica Capital Investors SBIC
                           I, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC
                           II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.7 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

EXHIBIT NUMBER             TITLE OF DOCUMENT
            10.5           SBA Side Letter dated May 14, 1999 between Bargo
                           Energy Company, EnCap Equity 1994 Limited
                           Partnership, TJG Investments, Inc. Bargo Energy
                           Company, Bargo Energy Resources, Ltd., Bargo
                           Operating Company, Inc., Tim J. Goff and BancAmerica
                           Capital Investors SBIC I, L.P., Eos Partners SBIC,
                           L.P., Eos Partners SBIC II, L.P., and SGC Partners II
                           LLC. (Incorporated by reference from Exhibit 10.8 to
                           the Company's Quarterly Report on Form 10-QSB for the
                           period ended March 31, 1999, filed with the
                           Securities and Exchange Commission on May 21, 1999)

            10.6           Stock Purchase Agreement dated May 14, 1999 between
                           Bargo Energy Company and Energy Capital Investment
                           Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                           BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                           III, L.P., Kayne Anderson Energy Fund, L.P.,
                           BancAmerica Capital Investors SBIC I, L.P., Eos
                           Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                           SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.9 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.7           Bargo Energy Company 1999 Stock Incentive Plan
                           (Incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.8           Confidentiality and Non-compete Agreement dated May
                           14, 1999 between Bargo Energy Company and Tim J. Goff
                           (Incorporated by reference from Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

            10.9 Second Amended and Restated Credit Agreement, Dated as of September 30, 1999, among Bargo Energy Company,
                           Bank of America, N.A. and Certain Financial
                           Institutions (Incorporated by reference from Exhibit
                           10.10 to the Company's Quarterly Report on Form
                           10-QSB for the period ended September 30, 1999, filed with the Securities and Exchange Commission on November 19, 1999)

            10.10          Registration Rights Agreement among the Company and
                           Bargo Energy Resources, Ltd. dated August 14, 1998
                           (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

EXHIBIT NUMBER             TITLE OF DOCUMENT
            10.11          First Amendment to Registration Rights Agreement
                           among the Company, Bargo Energy Resources, Ltd.,
                           Bargo Energy Company, TJG Investments, Inc. and
                           certain other shareholders dated December 15, 1998
                           (Incorporated by reference from Exhibit 99.2 to the
                           Company's Current Report on Form 8-K dated December
                           15, 1998, filed with the Securities and Exchange
                           Commission on December 30, 1998)

            10.12          Registration Rights Agreement dated November 25,
                           1997, among the Company, Energy Capital Investment
                           Company PLC, and EnCap Equity 1994 Limited
                           Partnership (Incorporated by reference from Exhibit
                           10.05 to the Company's Current Report on Form 8-K dated November 25, 1997, filed with the Securities and Exchange Commission on December 10, 1997)

            10.13          Registration Rights Agreement among the Company,
                           Energy Capital Investment Company PLC and EnCap
                           Equity 1994 Limited Partnership dated August 14, 1998
                           (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 25, 1998)

            10.14          First Amendment to Registration Rights Agreement
                           among the Company, Energy Capital Investment Company
                           PLC and EnCap Equity 1994 Limited Partnership dated
                           December 15, 1998 (Incorporated by reference from
                           Exhibit 99.4 to the Company's Current Report on Form
                           8-K dated December 15, 1998, filed with the
                           Securities and Exchange Commission on December 30,
                           1998)

            10.15          Registration Rights Agreement among the Company, B.
                           Carl Price and certain other shareholders dated
                           August 14, 1998 (Incorporated by reference from
                           Exhibit 10.3 to the Company's Quarterly Report on
                           Form 10-QSB for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August
                           25, 1998)

            10.16 First Amendment to Registration Rights Agreement among the Company, B. Carl Price and certain other shareholders dated December 15, 1998 (Incorporated by reference from Exhibit 99.6 to the Company's Current
                           Report on Form 8-K dated December 15, 1998, filed with the Securities and Exchange Commission on December 30, 1998)

EXHIBIT NUMBER             TITLE OF DOCUMENT
            10.17          Stock Purchase Warrant by the Company to Bargo Energy
                           Resources, Ltd. dated August 14, 1998 (Incorporated
                           by reference from Exhibit 10.4 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended
                           June 30, 1998, filed with the Securities and Exchange
                           Commission on August 25, 1998)

            10.18 1993 Employee Incentive Plan (Incorporated by reference from the Company's Annual Report on Form
                           10-K for the fiscal year ended December 30, 1993, filed with the Securities and Exchange Commission on May 20, 1994)

            10.19          First Amendment to Second Amended and Restated
                           Shareholder's Agreement, dated August 11, 1999
                           (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999, filed with the Securities and Exchange Commission on November 19,
                           1999.

            10.20 Purchase and Sale Agreement between Exxon Corporation and Future Acquisition 1995, Ltd., et al.
                           (Incorporated by reference from Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999)

            10.21          Purchase and Sale Agreement by and Between
                           Atlantic Richfield Company and Future
                           Acquisition 1995, Ltd. (Incorporated by
                           reference from Exhibit 2.2 to the Company's
                           Quarterly Report on Form 10-QSB for the period ended September, 30, 1999, filed with the Securities and Exchange Commission on November
                           19, 1999)

       11.                 Statement regarding computation of per share earnings   (1)


       13.                 Annual or quarterly reports, Form 10-Q                  (1)

       16.                 Letter on change in certifying accountant               (1)

       18.                 Letter on change in accounting principles               (1)

       21.                 Subsidiaries of the Registrant

       22.                 Published report regarding matters submitted to vote    (1)

       23.                 Consents of experts and counsel

       24.                 Power of attorney                                       (1)

       27.                 Financial data schedule

       99.                 Additional exhibits                                     (1)



-----------------------------------

     (1) Inapplicable to this filing.