Form 10QSB
period 2000-03-31
BARGO ENERGY CO
filed 2000-05-15
CIK 51072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________


                              BARGO ENERGY COMPANY
        (Exact name of small business issuer as specified in its charter)


            Texas                          0-8609                 87-0239185
(State or other jurisdiction of   (Commission file number)    (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                            700 Louisiana, Suite 3700
                              Houston, Texas 77002
          (Address of principal executive offices, including zip code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 87,932,726 shares of common stock, par value $0.01 per share, issued and outstanding as of May 10, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1999.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                  (Unaudited)


                                                          March 31, 2000    December 31, 1999
                                                          --------------    -----------------
CURRENT ASSETS

     Cash and cash equivalents                             $   3,328,000      $   2,375,000
     Trade accounts receivable, no allowance for
          doubtful accounts considered necessary:
          Joint interest billings                                 60,000            210,000
          Accrued oil and gas sales                            5,946,000          7,629,000
          Due from affiliates                                     16,000             19,000
                                                           -------------      -------------
               TOTAL CURRENT ASSETS                            9,350,000         10,233,000
                                                           -------------      -------------
PROPERTY AND EQUIPMENT

     Oil and gas properties, full cost method                219,556,000         76,107,000
     Other                                                       776,000            696,000
                                                           -------------      -------------
               TOTAL PROPERTY AND EQUIPMENT                  220,332,000         76,803,000
                                                           -------------      -------------
     Less accumulated depletion, depreciation
          and amortization                                    (8,209,000)        (6,220,000)
                                                           -------------      -------------
               NET PROPERTY AND EQUIPMENT                    212,123,000         70,583,000

OTHER ASSETS

     Goodwill, net of accumulated amortization of
                  $258,000 and $208,000 respectively           1,742,000          1,792,000
     Loan costs, net of accumulated amortization of
                  $15,000 and $436,000 respectively           12,120,000          1,890,000
     Other                                                       341,000             41,000
                                                           -------------      -------------
               TOTAL OTHER ASSETS                             14,203,000          3,723,000
                                                           -------------      -------------
     TOTAL ASSETS                                          $ 235,676,000      $  84,539,000
                                                           =============      =============

   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                           March 31, 2000    December 31, 1999
                                                           --------------    -----------------
CURRENT LIABILITIES
     Current portion of long-term debt                      $       4,000      $       6,000
     Trade accounts payable                                     4,335,000          2,623,000
     Accrued oil and gas proceeds payable                       1,743,000          1,805,000
     Accrued interest payable                                      48,000             84,000
     Accrued income taxes payable                                 361,000                -0-
     Due to affiliates                                            427,000            199,000
                                                            -------------      -------------
               TOTAL CURRENT LIABILITIES                        6,918,000          4,717,000
                                                            -------------      -------------

LONG TERM DEBT, less current portion                          168,650,000         20,780,000

DEFERRED TAX LIABILITY                                          3,266,000          3,085,000
                                                            -------------      -------------

REDEEMABLE PREFERRED STOCK, 10% cumulative; $.01 par
value; 10,000,000 and 5,000,000 shares authorized as of
March 31, 2000 and December 31, 1999, respectively and
5,000,000 shares outstanding as of March 31, 2000 and
December 31, 1999, net of unamortized issuance costs           53,079,000         51,664,000
                                                            -------------      -------------
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 200,000,000 and
120,000,000 shares authorized as of March 31, 2000 and
December 31, 1999, respectively, and 87,932,726 shares
issued and outstanding as of March 31, 2000 and
December 31, 1999, respectively                                   922,000            921,000
Additional paid-in capital                                      6,878,000          6,878,000
Treasury stock                                                 (2,041,000)        (2,040,000)
Retained earnings (deficit)                                    (1,996,000)        (1,466,000)
                                                            -------------      -------------
               TOTAL STOCKHOLDERS' EQUITY                       3,763,000          4,293,000
                                                            -------------      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 235,676,000      $  84,539,000
                                                            =============      =============

   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                  --------------------------------
                                                       2000               1999
                                                  -------------      -------------
REVENUES
     Oil and gas sales                            $  10,805,000      $   2,201,000
                                                  -------------      -------------
          TOTAL REVENUES                             10,805,000          2,201,000
                                                  -------------      -------------
COSTS AND EXPENSES
     Lease operations and production taxes            3,732,000            936,000
     General and administrative                       1,013,000            863,000
     Depletion, depreciation and amortization         2,039,000            991,000
                                                  -------------      -------------
          TOTAL EXPENSES                              6,784,000          2,790,000
                                                  -------------      -------------
OTHER INCOME (EXPENSE)
     Interest income                                     26,000              4,000
     Interest expense                                  (925,000)          (871,000)
                                                  -------------      -------------
          TOTAL OTHER INCOME AND (EXPENSE)             (899,000)          (867,000)
                                                  -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                              3,122,000         (1,456,000)

DEFERRED INCOME TAX BENEFIT (EXPENSE)
  Current                                            (1,006,000)               -0-
  Deferred                                             (181,000)           495,000
                                                  -------------      -------------
     TOTAL INCOME TAX BENEFIT (EXPENSE)              (1,187,000)           495,000

NET INCOME(LOSS)BEFORE EXTRAORDINARY ITEM             1,935,000           (961,000)
                                                  -------------      -------------
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
   DEBT (NET OF TAX OF $645,000)                      1,051,000                -0-
                                                  -------------      -------------
NET INCOME (LOSS)                                       884,000           (961,000)

REDEEMABLE PREFERRED STOCK DIVIDENDS,
  INCLUDING ACCRETION                                 1,416,000                -0-
                                                  -------------      -------------
NET(LOSS)ALLOCABLE TO COMMON SHAREHOLDERS         $    (532,000)     $    (961,000)
                                                  =============      =============
EARNINGS (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED
  Net income (loss) per common share before
   extraordinary item                             $         .01      $        (.02)
  Net (loss) per common share from
   extraordinary item                                      (.02)               -0-
                                                  -------------      -------------
  Net (loss) per common share                     $        (.01)     $        (.02)
                                                  =============      =============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Basic                                              87,933,000         48,339,000
  Diluted                                           103,428,000         48,339,000

   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                    2000               1999
                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $     884,000      $    (961,000)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depletion, depreciation, and amortization                       2,039,000            991,000
   Amortization of debt issue costs                                  209,000             50,000
   Extraordinary loss on extinguishments of debt                   1,696,000                -0-
   Deferred income taxes                                             181,000           (495,000)
                                                               -------------      -------------
                                                                   5,009,000           (415,000)
   Change in working capital items:
     Decrease in accounts receivable                               1,832,000            400,000
     Decrease (increase) in due from affiliates                        4,000            (29,000)
     Increase in accounts payable and accrued
       liabilities                                                 1,976,000            476,000
     Increase (decrease) in due to affiliates                        228,000           (210,000)
     Other                                                          (300,000)            (8,000)
                                                               -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          8,749,000            214,000
                                                               -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties                      (143,449,000)          (549,000)
     Additions to property and equipment                             (80,000)           (15,000)
                                                               -------------      -------------
NET CASH (USED IN) INVESTING ACTIVITIES                         (143,529,000)          (564,000)
                                                               -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                              192,050,000            655,000
     Repayment of long-term debt                                 (44,182,000)            (2,000)
     Stock issuance costs                                                -0-           (291,000)
     Loan costs                                                  (12,135,000)               -0-
     Proceeds from exercise of stock options                             -0-             10,000
                                                               -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        135,733,000            372,000
                                                               -------------      -------------
NET INCREASE IN CASH                                                 953,000             22,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,375,000          1,241,000
                                                               -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   3,328,000      $   1,263,000
                                                               =============      =============
SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                      $     753,000      $     460,000
                                                               =============      =============
NONCASH ITEMS:
     Dividends on redeemable preferred stock                   $   1,416,000      $         -0-
                                                               =============      =============

   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: THE COMPANY

Bargo Energy Company (the "Company" or "Bargo") is engaged primarily in the acquisition, development and production of oil and gas reserves and operation of oil and gas wells. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, Bargo Petroleum Corporation (BPC) and Future Cal-Tex Corporation (FCT). Intercompany accounts and transactions are eliminated in consolidation. All material adjustments, consisting only of normal recurring adjustments that, in the opinion of management are necessary for a fair statement of the results for the interim periods, have been reflected. These interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company.

On February 16, 2000, Bargo's wholly-owned subsidiaries and partnerships, Future Energy Corporation (FEC), BMC Development No. 1, Ltd. (BMC), Future Acquisition 1995, Ltd. (FAQ) and NCI Shawnee Limited Partnership (NCI) merged into Future Petroleum Corporation (FPC). In conjunction with the merger, the name of Future Petroleum Corporation was changed to Bargo Petroleum Corporation. Additionally, Alaska Eldorado Gold Company (AEG), a wholly owned dormant subsidiary of Bargo, has been dissolved.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant assumptions are required in the valuation of proved oil and gas reserves which, as described above, may affect the amounts at which oil and gas properties are recorded. Actual results could differ from these estimates.

NOTE 2: PROPERTY ACQUISITIONS

On March 31, 2000, the Company acquired interests in oil and gas properties from Texaco Exploration and Production, Inc., Four Star Oil and Gas Company and McFarland Energy, Inc. ("Texaco Acquisition") for a gross purchase price of $161.1 million, before closing adjustments. Such amount has been included as an addition to oil and gas properties. The final determination of the purchase price and its allocation is subject to adjustment over the current fiscal year. The effective date of the purchase is January 1, 2000. The properties are located in the Permian Basin, East Texas, Oklahoma and Kansas. The Company utilized a new credit facility to acquire the properties (see Note 3.)

The following Bargo Energy Company pro forma information gives effect to the Texaco Acquisition referred to above and the East Texas properties (as reported on Form 8-K filed on November 19, 1999) as if they had been acquired January 1, 1999:
                                                    Three months ended
                                                         March 31,
                                                       2000        1999
                                                    -------     -------
(amounts in thousands except per share amount)

Revenues                                            $34,755     $18,485
Net income (loss) before extraordinary item         $ 6,569     $(2,963)
Net income (loss)                                   $ 5,518     $(2,963)

Earnings per share:

Basic -   Net income (loss) per common share
            before extraordinary item               $   .07     $  (.06)
          Net income (loss) per common share        $   .05     $  (.06)

Diluted - Net income (loss) per common share
            before extraordinary item               $   .06     $  (.06)
          Net income (loss) per common share        $   .04     $  (.06)

NOTE 3: CREDIT AGREEMENT

Effective March 31, 2000, the Company entered into a new syndicated credit agreement ("Credit Agreement") with Chase Bank of Texas ("Chase") and several other energy lending banks (all banks shall be referred to collectively as the "Banks"), with Chase serving as administrative agent. Proceeds from the new Credit Agreement were used to fully refinance the Company's previous bank indebtedness and make the Texaco Acquisition. Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties. As required by the Credit Agreement, the Company has hedged 75% of estimated oil production generated from the Texaco Acquisition through 2001 (see Note 4). In accordance with the Credit Agreement the Banks were paid various underwriting, administrative and advisory fees totaling $4.38 million. The Credit Agreement provides for a total commitment amount of $245 million, comprised of a revolving and a term facility.

The total commitment amount under the term facility is $45 million. The term facility matures December 31, 2000. Borrowings under the term facility as of March 31, 2000 were $45 million. The Company has received commitments from several of its current stockholders to purchase preferred stock and has also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay the term facility in full at maturity (see Note 5). The term facility bears interest under the Base Rate plus an applicable margin of 2.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 3.5%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million. As the Company has both the ability and intent to refinance its term facility, the amounts have been classified as long term in the balance sheet at March 31, 2000.

The total commitment amount under the revolving facility is $200 million with an initial $160 million borrowing base ("Borrowing Base"). The revolving facility matures March 31, 2003. Borrowings under the revolving facility as of March 31, 2000 were $123.65 million. Under the revolving facility, the Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. While the term facility is outstanding, the debt under the revolving credit facility bears interest under the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%) plus an applicable margin of 1.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 2.5%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million. Upon repayment of the term facility, the applicable margin is computed based on Borrowing Base utilization ranging from 0%-.75% for Base Rate loans and 1.5%-2.25% for LIBO Rate loans.

In connection with the new Credit Agreement, the Company wrote off $1,696,000 of loan costs related to the previously existing revolving credit agreement. Such amounts are shown separately, net of tax, as an extraordinary item.

NOTE 4: HEDGING AND DERIVATIVE ACTIVITIES

The Company engages in certain hedging activities related to the purchase and delivery of oil and gas in the future. Such activities are accounted for in accordance with Statement of Financial Accounting Standard No. 80, "Accounting for Futures Contracts" (SFAS 80). The losses on hedging contracts are included as a reduction of net revenues.

In addition to the hedges in place at December 31, 1999, the Company entered into additional derivative contracts in the first quarter of 2000 in relation to the Texaco Acquisition. The instruments cover approximately 75% (or approximately 190,000 BBLS per month) of estimated oil production related to the Texaco Acquisition through calendar year 2001. The contracts related to the Texaco Acquisition production consist of a floor of $22 per BBL for April through December 2000 and a floor of $21 per BBL for January through December 2001. The Company was required to hedge a portion of its production under the terms of their new Credit Agreement (see Note 3). Accordingly, the cost of the instrument ($6.22 million, paid in full during the first quarter of 2000), has been capitalized as loan costs and will be amortized over the three year term of the revolving credit facility.

NOTE 5:  EQUITY BACKSTOP

The Company has received commitments from several of its current stockholders to purchase preferred stock, and has also received a commitment from one of its lenders ("Converting Lender") to convert a portion of the term facility into preferred stock, in an amount sufficient in the aggregate to repay the term facility (see Note 3) in full at maturity (the purchase of additional preferred stock and conversion of a portion of the term facility into preferred stock in order to retire the term facility at maturity shall be known as the "Equity Backstop"). If the Equity Backstop is invoked, new common stock will also be issued to the preferred shareholders and the Converting Lender. In order to secure the Equity Backstop the Company paid an Equity Backstop fee of $1.35 million to the preferred stockholders and the Converting Lender. Additionally, the Company initiated a Consent Action to increase the Company's outstanding capital stock, in preparation for the potential issuance of additional shares as a result of the Equity Backstop. This Consent Action was approved by a majority of the Company's stockholders on March 13, 2000 and became effective April 10, 2000. The Company's articles of incorporation have been amended to increase the authorized common shares to 200 million and authorized preferred shares to 10 million. It is the Company's intent to repay the term facility prior to its maturity.

NOTE 6: EARNINGS PER SHARE

Net income or loss per common share is based on the weighted average number of common shares outstanding. In accordance with SFAS 128, "Earnings Per Share," income available to common stockholders is reduced by the amount of dividends on cumulative preferred stock and accretion of related stock issuance costs. The Company's common stock equivalents consisted of stock options and warrants.

Weighted average basic common shares outstanding             87,933,000
Options and warrants outstanding (Treasury Stock Method)     15,495,000
                                                           ------------
Weighted average fully diluted common and common
   equivalent shares outstanding                            103,428,000
                                                           ============

--------------------------------------------------------------------------------
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

THE COMPANY

     Bargo Energy Company (the "Company" or "Bargo") is engaged in the acquisition and exploitation of oil and natural gas properties located onshore primarily in the Gulf Coast Region (Texas and Louisiana), Permian Basin, MidContinent, and California. The Company's principal business strategies include (i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii) conducting detailed field studies using the latest technology to identify additional reserves and exploration potential, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where the Company has operating experience and expertise. Bargo intends to continue its efforts to aggressively grow the Company's resource base both through oil and gas property acquisitions and corporate consolidations.


STRATEGIC DEVELOPMENTS

     On February 22, 2000, the Company agreed to purchase oil and gas properties from subsidiaries of Texaco, Inc. for $161.1 million (the "Texaco acquisition"). The effective date of the purchase is January 1, 2000 and closing occurred on March 31, 2000. The properties are located in the Permian Basin, East Texas, Oklahoma and Kansas. Aggregate current net production from the properties totals approximately 9,000 barrels of oil and 11 million cubic feet of gas per day. Following the acquisition, Bargo has proven reserves of approximately 75 million equivalent barrels of oil. The purchase price paid for the properties was subject to reduction for the joint working interest owners exercise of preferential rights to purchase certain properties and for title and other environmental defects identified before closing.

     The Company received commitments from commercial banks to loan the Company sufficient amounts to finance the entire acquisition and refinance existing bank indebtedness. Up to $45 million of these loans will mature nine months following the closing date. The Company has received commitments from several of its current stockholders to purchase preferred stock, and has also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay this nine month loan in full. These commitments to purchase preferred stock at maturity of the nine-month loan also provide for the issuance of new common stock. The Company intends to repay this loan from proceeds from asset sales and cash flow prior to its maturity.

     On May 8, 2000 the Company entered into a contract to sell all of its Ardmore Basin producing oil and gas properties in southern Oklahoma to Le Norman Partners, LLC for $31.9 million, prior to closing adjustments. The effective date of the sale is May 1, 2000 and closing is expected to occur at the end of May. Proceeds from this sale will be used to paydown existing indebtedness. In addition, the Company intends to sell other non-core properties from the Texaco acquisition, of which a portion of the proceeds would be available to repay the term loan and revolving credit facility. The Company may also issue new debt or equity securities to refinance part or all of the bank loans.


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

     In June 1998 the Financial Accounting Standards Board issued SFAS 133" Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137). This standard is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

     The Company implements oil and gas hedges as it deems appropriate to ensure minimum levels of cash flow or as market conditions are believed to create an opportunity to increase cash flows. At December 31, 1999 collars were in place for portions of the Company's oil production for October 1 through September 2000 at floors of $18.00 and ceilings of $20.75 and $23.08. Contracted volumes total 50,200 barrels per month declining each month to 42,000 barrels representing approximately 14% of the Company's projected oil production. Beginning October 2000 through September 2001 the Company has two swaps in place at $17.55 and $18.05. Contracted volumes total 41,350 barrels per month declining to 34,300 barrels per month representing approximately 13% of the Company's projected oil production for that period.

     Floors are in place for April 2000 through December 2000 at a price of $22.00 per bbl on 1,791,672 bbls. Additionally, the Company has secured a $21.00 per bbl floor for 2001 on a volume of 2,197,728 bbls. These floors protect approximately 60% of the Company's current projected oil production.

     The Company currently has no outstanding natural gas hedges.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are its cash flows from operations, borrowings and issuance of debt and equity securities.

     The Company reported consolidated net income of $884,000 for the quarter ended March 31, 2000 compared to a consolidated net loss of $961,000 for the quarter ended March 31, 1999. At March 31, 2000, the Company had working capital of $2,432,000, which was a $3,084,000 decrease from the $5,516,000 of working capital that the Company had as of December 31, 1999. This decrease in working capital was due primarily to increased accounts payable as of March 31, 2000.

     Effective March 31, 2000, the Company entered into a new credit agreement with Chase Bank of Texas ("Chase")and several other energy lending bank, with Chase serving as the administrative agent(the "Credit Agreement"). Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties as well as by certain pledges of the Company's Common Stock. The Credit Agreement provides a commitment amount of $200 million and an initial $160 million borrowing base ("Borrowing Base"). In addition to the $200 million commitment, the Credit Agreement also provides for a $45 million Term Loan which matures 9 months from the closing date. The Company has received commitments from several of its current stockholders to purchase preferred stock, and has also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay this nine month loan in full. These commitments to purchase preferred stock at maturity of the nine-month loan also provide for the issuance of new common stock.

     The Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. While the Term Loan is outstanding, the debt under the Borrowing Base loan bears interest under the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%) plus an applicable margin of 1.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 2.5%. The Term Loan bears interest under the Base Rate plus an applicable margin of 2.0% and under the LIBO Rate plus 3.5%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1,000,000 with a minimum transfer amount of $1,000,000.

     As of March 31, 2000 borrowings under the Credit Agreement were $45 million and $123.65 million for the term loan and the revolving credit facility, respectively.

CASH FLOW TO OPERATING ACTIVITIES

     Operating activities of the Company during the three months ended March 31, 2000 provided net cash of $8,749,000. In the same period during 1999, operations provided net cash of $214,000. Investing activities in the three months ended March 31, 2000, used net cash of $143,529,000, primarily due to the Texaco acquisition. Financing activities in the three months ended March 31, 2000 provided net cash of $135,733,000 primarily due to proceeds from the issuance of debt in connection with the Texaco acquisition.


RESULTS OF OPERATIONS

Comparison of Quarters Ended March 31, 2000 and 1999.

     Production for the quarter ended March 31, 2000 increased by 289.4 MBOE, or 132%, to 507.8 MBOE versus the same period in 1999. This increased production is due to two significant acquisitions made in May and October, 1999 which are not included in the first quarter of 1999 operating results.

     Total revenues for the three months ended March 31, 2000 increased to $10,805,000 from $2,201,000 for the same period in 1999, primarily due to an increase in production from the Company's oil and gas property acquisitions. This represents a 391% increase over 1999. Production costs increased from $936,000 in the three months ended March 31, 1999 to $3,732,000 in the three months ended March 31, 2000 due to the purchase of proved reserves. General and administrative expenses increased to $1,013,000 from $863,000 in 1999 due to overhead associated with the Company's increased acquisition activity. The Company had net income of $884,000 for the three months ended March 31, 2000 compared to a net loss of $961,000 for the same period in 1999. Income before income taxes and extraordinary items increased by $4,578,000 to $3,122,000 for the three months ended March 31, 2000 compared to a net loss of $1,456,000 for the comparable period in 1999. Interest expense for the three months ended March 31, 2000 was $925,000 compared to $871,000 for the same period in 1999. Depreciation, depletion and amortization for the three months ended March 31, 2000 was $2,039,000. For the same period in 1999, the total was $991,000. This increase is primarily a result of increased production volumes resulting from the 1999 acquisitions.

INFLATION

     The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. The Company's oil exploration and production activities are generally affected by prevailing prices for oil.

--------------------------------------------------------------------------------
                                     PART II
                                OTHER INFORMATION
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)       Exhibits.

EXHIBIT NUMBER   TITLE OF DOCUMENT
       2.        Plan of acquisition, reorganization, arrangement, liquidation or succession

       2.1       Purchase and Sale Agreement between Texaco Exploration &
                 Production Inc. and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)*

       2.2 Asset Purchase Agreement between Four Star Oil & Gas Company and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)*

       2.3       Asset Purchase Agreement between McFarland Energy, Inc. and
                 Bargo Petroleum Corporation (Incorporated by reference from
                 Exhibit 2.3 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)*

       3.        Articles of Incorporation and By-laws

       3.1 Articles of Incorporation of Bargo Energy Company (Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April 29, 1999)

       3.2       Agreement and Plan of Merger, dated as of April 6, 1999 between
                 Future Petroleum Corporation and FPT Corporation (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April 29, 1999)

EXHIBIT NUMBER   TITLE OF DOCUMENT
       3.3       By-laws of Bargo Energy Company (Incorporated by reference from
                 Exhibit 3.2 to the Company's Current Report on Form 8-K dated
                 April 26, 1999, filed with the Securities and Exchange
                 Commission on April 29, 1999)

       3.4 Amendment to Bargo Energy Company By-laws (Incorporated by reference from Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

       3.5       Articles of Amendment to the Articles of Incorporation of Bargo (2)
                 Energy Company

       4.        Instruments defining the rights of security holders

       4.1       Certificate of Designations of Cumulative Redeemable Preferred
                 Stock, Series B (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange
                 Commission on May 21, 1999)

       4.2       Certificate of Designations of Cumulative Redeemable Preferred (2)
                 Stock, Series C

       10.       Material Contracts

       10.1      Subscription Agreement dated March 31, 2000, among Bargo Energy
                 Company, Energy Capital Investment Company PLC, EnCap Energy
                 Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap
                 Energy Capital Fund III, L.P., Kayne Anderson Energy Fund,
                 L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners,
                 L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and
                 SGC Partners II LLC. (Incorporated by reference from Exhibit
                 10.1 to the Company's Current Report on Form 8-K dated March
                 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

       10.2      First Amendment to Second Amended and Restated Shareholders'
                 Agreement, dated March 31, 2000, among Bargo Energy Company, B.
                 Carl Price, Don Wm. Reynolds, Energy Capital Investment Company
                 PLC, EnCap Equity 1994 Limited Partnership, BER Partnership
                 L.P., TJG Investments, Inc., BEC Partnership, BOC Operating
                 Corporation, Inc., Tim J. Goff, Thomas Barrow, James E. Sowell,
                 EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners,
                 L.P., EnCap Energy Capital Fund III, L.P., Kayne Anderson
                 Energy Fund, L.P., BancAmerica Capital Investors SBIC I, L.P.,
                 Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC
                 II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

EXHIBIT NUMBER   TITLE OF DOCUMENT
       10.3      Third Amendment to Registration Rights Agreement dated March
                 31, 2000 among Energy Capital Investment Company PLC, EnCap
                 Equity 1994 Limited Partnership, EnCap Energy Capital Fund
                 III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital
                 Fund III, L.P., Kayne Anderson Energy Fund, L.P., BancAmerica
                 Capital Investors SBIC I, L.P., Eos Partners, L.P., Eos
                 Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC
                 Partners II LLC. (Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 31,
                 2000, filed with the Securities and Exchange Commission on
                 April 17, 2000)

       10.4      First Amendment to Stock Purchase Agreement dated March 31,
                 2000, among Energy Capital Investment Company PLC, EnCap Energy
                 Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap
                 Energy Capital Fund III, L.P., Kayne Anderson Energy Fund,
                 L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners,
                 L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and
                 SGC Partners II LLC and Bargo Energy Company. (Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and
                 Exchange Commission on April 17, 2000)

       10.5      Assignment, Acknowledgment, Consent and Waiver dated March 31,
                 2000, among Bargo Energy Company, Energy Capital Investment
                 Company PLC, EnCap Energy Capital Fund III-B, L.P., BOCP Energy
                 Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne
                 Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC
                 I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos
                 Partners SBIC II, L.P., SGC Partners II LLC, and Chase Bank of
                 Texas, National Association. (Incorporated by reference from
                 Exhibit 10.5 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

       10.6      Escrow Agreement dated March 31, 2000, among Bargo Energy
                 Company, Energy Capital Investment Company PLC, EnCap Energy
                 Capital Fund III-B, L.P., EnCap Equity 1994, L.P., BOCP Energy
                 Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne
                 Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC
                 I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos
                 Partners SBIC II, L.P., SGC Partners II LLC, and Chase Bank of
                 Texas, National Association. (Incorporated by reference from
                 Exhibit 10.6 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

EXHIBIT NUMBER   TITLE OF DOCUMENT
       10.7      Acknowledgment and Consent dated March 31, 2000, among Bargo
                 Energy Company, Energy Capital Investment Company PLC, EnCap
                 Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P.,
                 EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy
                 Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos
                 Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II,
                 L.P., and SGC Capital Partners II LLC. (Incorporated by
                 reference from Exhibit 10.7 to the Company's Current Report on
                 Form 8-K dated March 31, 2000, filed with the Securities and
                 Exchange Commission on April 17, 2000)

       10.8      Indemnification Agreement dated March 31, 2000, among Bargo
                 Energy Company, Energy Capital Investment Company PLC, EnCap
                 Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P.,
                 EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy
                 Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos
                 Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II,
                 L.P., SGC Partners II LLC, and Bankers Trust Company.
                 (Incorporated by reference from Exhibit 10.8 to the Company's
                 Current Report on Form 8-K dated March 31, 2000, filed with the
                 Securities and Exchange Commission on April 17, 2000)

       10.9      Consent to Amendment to Registration Rights Agreement by TJG
                 Investments, Inc., BEC Partnership, BER Partnership, L.P., BOC
                 Operating Corporation, Tim J. Goff, Thomas Barrow, James E.
                 Sowell, B. Carl Price, Don Wm. Reynolds, Christie Price, Robert
                 Price and Charles D. Laudeman. (Incorporated by reference from
                 Exhibit 10.9 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

       10.10     Credit Agreement dated March 31, 2000, among Bargo Energy
                 Company, Chase Bank of Texas National Association, as administrative agent, Bankers Trust Company, as syndication agent and the other agents and lenders signatory thereto.
                 (Incorporated by reference from Exhibit 10.10 to the Company's
                 Current Report on Form 8-K dated March 31, 2000, filed with the
                 Securities and Exchange Commission on April 17, 2000)

       11.       Statement regarding computation of per share earnings       (1)

       15.       Letter on unaudited interim financial information           (1)

       18.       Letter on change in accounting principles                   (1)

       21.       Subsidiaries of the Registrant                              (2)

       22.       Published report regarding matters submitted to vote        (1)

       23.       Consents of experts and counsel                             (1)

EXHIBIT NUMBER   TITLE OF DOCUMENT
       24.       Power of attorney                                           (1)

       27.       Financial data schedule                                     (2)

       99.       Additional exhibits                                         (1)

-----------------------------------

(1) Inapplicable to this filing.

(2) Included herewith.

 *  Confidential treatment has been requested.

(b)       Reports on Form 8-K.


The following reports on From 8-K were filed during the quarterly period ended March 31, 2000:

1) Current Report on Form 8-K dated February 22, 2000, filed February 28, 2000 reporting Item 5. Other Events.

2) Current Report on Form 8-K dated March 31, 2000, filed April 17, 2000 reporting Item 2. Acquisition or Disposition of Assets.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARGO ENERGY COMPANY
                                        (Registrant)




Dated: May 15, 2000             By: /s/ Kimberly G. Seekely
                                        Kimberly G. Seekely,
                                         On behalf of the Registrant and
                                         as Vice President - Treasurer



The following exhibits are included as part of this report:

                                  EXHIBIT INDEX

EXHIBIT NUMBER   TITLE OF DOCUMENT
       2.        Plan of acquisition, reorganization, arrangement, liquidation or succession

       2.1       Purchase and Sale Agreement between Texaco Exploration &
                 Production Inc. and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)*

       2.2 Asset Purchase Agreement between Four Star Oil & Gas Company and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)*

       2.3       Asset Purchase Agreement between McFarland Energy, Inc. and
                 Bargo Petroleum Corporation (Incorporated by reference from
                 Exhibit 2.3 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)*

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

       3.4 Amendment to Bargo Energy Company By-laws (Incorporated by reference from Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

       3.5       Articles of Amendment to the Articles of Incorporation of Bargo
                 Energy Company

       4.        Instruments defining the rights of security holders

       4.1       Certificate of Designations of Cumulative Redeemable Preferred
                 Stock, Series B (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange
                 Commission on May 21, 1999)

       4.2       Certificate of Designations of Cumulative Redeemable Preferred
                 Stock, Series C

       10.       Material Contracts

       10.1      Subscription Agreement dated March 31, 2000, among Bargo Energy
                 Company, Energy Capital Investment Company PLC, EnCap Energy
                 Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap
                 Energy Capital Fund III, L.P., Kayne Anderson Energy Fund,
                 L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners,
                 L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and
                 SGC Partners II LLC. (Incorporated by reference from Exhibit
                 10.1 to the Company's Current Report on Form 8-K dated March
                 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

EXHIBIT NUMBER   TITLE OF DOCUMENT
       10.2      First Amendment to Second Amended and Restated Shareholders'
                 Agreement, dated March 31, 2000, among Bargo Energy Company, B.
                 Carl Price, Don Wm. Reynolds, Energy Capital Investment Company
                 PLC, EnCap Equity 1994 Limited Partnership, BER Partnership
                 L.P., TJG Investments, Inc., BEC Partnership, BOC Operating
                 Corporation, Inc., Tim J. Goff, Thomas Barrow, James E. Sowell,
                 EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners,
                 L.P., EnCap Energy Capital Fund III, L.P., Kayne Anderson
                 Energy Fund, L.P., BancAmerica Capital Investors SBIC I, L.P.,
                 Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC
                 II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K
                 dated March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

       10.3      Third Amendment to Registration Rights Agreement dated March
                 31, 2000 among Energy Capital Investment Company PLC, EnCap
                 Equity 1994 Limited Partnership, EnCap Energy Capital Fund
                 III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital
                 Fund III, L.P., Kayne Anderson Energy Fund, L.P., BancAmerica
                 Capital Investors SBIC I, L.P., Eos Partners, L.P., Eos
                 Partners SBIC, L.P., Eos Partners SBIC II, L.P., and SGC
                 Partners II LLC. (Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 31,
                 2000, filed with the Securities and Exchange Commission on April 17, 2000)

       10.4      First Amendment to Stock Purchase Agreement dated March 31,
                 2000, among Energy Capital Investment Company PLC, EnCap Energy
                 Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap
                 Energy Capital Fund III, L.P., Kayne Anderson Energy Fund,
                 L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners,
                 L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., and
                 SGC Partners II LLC and Bargo Energy Company. (Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and
                 Exchange Commission on April 17, 2000)

       10.5      Assignment, Acknowledgment, Consent and Waiver dated March 31,
                 2000, among Bargo Energy Company, Energy Capital Investment
                 Company PLC, EnCap Energy Capital Fund III-B, L.P., BOCP Energy
                 Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne
                 Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC
                 I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos
                 Partners SBIC II, L.P., SGC Partners II LLC, and Chase Bank of
                 Texas, National Association. (Incorporated by reference from
                 Exhibit 10.5 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

EXHIBIT NUMBER   TITLE OF DOCUMENT

       10.6      Escrow Agreement dated March 31, 2000, among Bargo Energy
                 Company, Energy Capital Investment Company PLC, EnCap Energy
                 Capital Fund III-B, L.P., EnCap Equity 1994, L.P., BOCP Energy
                 Partners, L.P., EnCap Energy Capital Fund III, L.P., Kayne
                 Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC
                 I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos
                 Partners SBIC II, L.P., SGC Partners II LLC, and Chase Bank of
                 Texas, National Association. (Incorporated by reference from
                 Exhibit 10.6 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

       10.7      Acknowledgment and Consent dated March 31, 2000, among Bargo
                 Energy Company, Energy Capital Investment Company PLC, EnCap
                 Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P.,
                 EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy
                 Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos
                 Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II,
                 L.P., and SGC Capital Partners II LLC. (Incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and
                 Exchange Commission on April 17, 2000)

       10.8      Indemnification Agreement dated March 31, 2000, among Bargo
                 Energy Company, Energy Capital Investment Company PLC, EnCap
                 Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P.,
                 EnCap Energy Capital Fund III, L.P., Kayne Anderson Energy
                 Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos
                 Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II,
                 L.P., SGC Partners II LLC, and Bankers Trust Company.
                 (Incorporated by reference from Exhibit 10.8 to the Company's
                 Current Report on Form 8-K dated March 31, 2000, filed with the
                 Securities and Exchange Commission on April 17, 2000)

       10.9      Consent to Amendment to Registration Rights Agreement by TJG
                 Investments, Inc., BEC Partnership, BER Partnership, L.P., BOC
                 Operating Corporation, Tim J. Goff, Thomas Barrow, James E.
                 Sowell, B. Carl Price, Don Wm. Reynolds, Christie Price, Robert
                 Price and Charles D. Laudeman. (Incorporated by reference from
                 Exhibit 10.9 to the Company's Current Report on Form 8-K dated
                 March 31, 2000, filed with the Securities and Exchange
                 Commission on April 17, 2000)

       10.10     Credit Agreement dated March 31, 2000, among Bargo Energy
                 Company, Chase Bank of Texas National Association, as administrative agent, Bankers Trust Company, as syndication agent and the other agents and lenders signatory thereto.
                 (Incorporated by reference from Exhibit 10.10 to the Company's
                 Current Report on Form 8-K dated March 31, 2000, filed with the
                 Securities and Exchange Commission on April 17, 2000)


EXHIBIT NUMBER   TITLE OF DOCUMENT
       11.       Statement regarding computation of per share earnings       (1)

       15.       Letter on unaudited interim financial information           (1)

       18.       Letter on change in accounting principles                   (1)

       21.       Subsidiaries of the Registrant                              (2)

       22.       Published report regarding matters submitted to vote        (1)

       23.       Consents of experts and counsel                             (1)

       24.       Power of attorney                                           (1)

       27.       Financial data schedule                                     (2)

       99.       Additional exhibits                                         (1)

-----------------------------------

(1) Inapplicable to this filing.

(2) Included herewith.

 *  Confidential treatment has been requested.