Form 10QSB
period 2000-06-30
BARGO ENERGY CO
filed 2000-08-14
CIK 51072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 87,932,726 shares of common stock, par value $0.01 per share, issued and outstanding as of August 10, 2000.

Transitional Small Business Disclosure Format (Check One): Yes  No X

                                     PART I
                             FINANCIAL INFORMATION
-------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
===============================================================================


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

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  (Unaudited)

                                                          June 30, 2000        December 31, 1999
                                                        -----------------      -----------------
CURRENT ASSETS
     Cash and cash equivalents                           $     1,051,000        $    2,375,000
     Trade accounts receivable, no allowance for
          doubtful accounts considered necessary:
          Joint interest billings                                216,000               210,000
          Accrued oil and gas sales                           29,428,000             7,629,000
          Due from affiliates                                     60,000                19,000
                                                          --------------        --------------
               TOTAL CURRENT ASSETS                           30,755,000            10,233,000
                                                          --------------        --------------
PROPERTY AND EQUIPMENT

     Oil and gas properties, full cost method                186,011,000            76,107,000
     Other                                                       805,000               696,000
                                                          --------------        --------------
               TOTAL PROPERTY AND EQUIPMENT                  186,816,000            76,803,000
                                                          --------------        --------------
     Less accumulated depletion, depreciation
          and amortization                                   (13,327,000)           (6,220,000)
                                                          --------------        --------------
               NET PROPERTY AND EQUIPMENT                    173,489,000            70,583,000

OTHER ASSETS

     Goodwill, net of accumulated amortization of
               $308,000 and $208,000 respectively              1,692,000             1,792,000
     Loan costs, net of accumulated amortization of
               $1,680,000 and $436,000 respectively           10,561,000             1,890,000
     Other                                                       591,000                41,000
                                                          --------------        --------------
               TOTAL OTHER ASSETS                             12,844,000             3,723,000
                                                          --------------        --------------
     TOTAL ASSETS                                         $  217,088,000        $   84,539,000
                                                          ==============        ==============

   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                         June 30, 2000          December 31, 1999
                                                         -------------          -----------------
CURRENT LIABILITIES
     Current portion of long-term debt                  $           -0-           $        6,000
     Trade accounts payable                                    6,611,000               2,623,000
     Accrued oil and gas proceeds payable                      2,212,000               1,805,000
     Accrued interest payable                                    988,000                  84,000
     Accrued income taxes payable                              3,252,000                     -0-
     Due to affiliates                                           267,000                 199,000
                                                              ----------              ----------
               TOTAL CURRENT LIABILITIES                      13,330,000               4,717,000
                                                              ----------              ----------

LONG TERM DEBT, less current portion                         136,150,000              20,780,000

DEFERRED TAX LIABILITY                                         3,548,000               3,085,000
                                                              ----------              ----------
REDEEMABLE PREFERRED STOCK, 10% cumulative; $.01
par value; 10,000,000 and 5,000,000 shares
authorized as of June 30, 2000 and December 31, 1999,
respectively and 5,000,000 shares outstanding as of
June 30, 2000 and December 31, 1999, net of unamortized
issuance costs                                                54,525,000              51,664,000
                                                              ----------              ----------
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 200,000,000 and 120,000,000
shares authorized as of June 30, 2000 and December
31, 1999, respectively, and 87,932,726 shares
issued and outstanding as
of June 30, 2000 and December 31, 1999, respectively             922,000                 921,000
Additional paid-in capital                                     6,878,000               6,878,000
Treasury stock                                                (2,041,000)             (2,040,000)
Retained earnings (deficit)                                    3,776,000              (1,466,000)
                                                             -----------              ----------
               TOTAL STOCKHOLDERS' EQUITY                      9,535,000               4,293,000
                                                             -----------              ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    217,088,000          $   84,539,000
                                                             ===========              ==========

   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended
                                                     June 30,
                                             ----------------------------
                                                2000               1999
                                             -----------        -----------
REVENUES
     Oil and gas sales                      $ 36,049,000        $ 3,015,000
                                              ----------          ---------
          TOTAL REVENUES                      36,049,000          3,015,000
                                              ----------          ---------
COSTS AND EXPENSES
     Lease operations and production taxes    11,279,000          1,383,000
     General and administrative                2,246,000            804,000
     Depletion, depreciation and amortization  5,541,000          1,181,000
                                               ---------          ---------
          TOTAL EXPENSES                      19,066,000          3,368,000
                                               ---------          ---------
OTHER INCOME (EXPENSE)
     Interest income                              56,000              1,000
     Interest expense                         (5,398,000)          (538,000)
                                               ---------          ---------
          TOTAL OTHER INCOME AND (EXPENSE)    (5,342,000)          (537,000)
                                               ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES             11,641,000           (890,000)

INCOME TAX BENEFIT (EXPENSE)
  Current                                     (4,141,000)                 0
  Deferred                                      (282,000)           302,000
                                               ---------          ---------
     TOTAL INCOME TAX BENEFIT (EXPENSE)       (4,423,000)           302,000

NET INCOME (LOSS)                              7,218,000           (588,000)

REDEEMABLE PREFERRED STOCK DIVIDENDS,
  INCLUDING ACCRETION                         (1,446,000)          (658,000)
                                              ----------         ----------
NET INCOME(LOSS)ALLOCABLE TO COMMON
         SHAREHOLDERS                        $ 5,772,000        $(1,246,000)
                                               =========          =========
EARNINGS (LOSS) PER COMMON SHARE - BASIC
  Net income (loss) per common share             $   .07           $   (.02)
                                               =========          =========
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  Net income(loss) per common share              $   .06           $   (.02)
                                               =========          =========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Basic                                       87,933,000         71,478,000
  Diluted                                    103,265,000         71,478,000

   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                  Six Months Ended
                                                     June 30,
                                             ------------------------------
                                                2000               1999
                                             ----------         -----------
REVENUES
     Oil and gas sales                      $ 46,854,000        $ 5,216,000
                                              ----------          ---------
          TOTAL REVENUES                      46,854,000          5,216,000
                                              ----------          ---------
COSTS AND EXPENSES
     Lease operations and production taxes    15,010,000          2,318,000
     General and administrative                3,260,000          1,667,000
     Depletion, depreciation and amortization  7,579,000          2,173,000
                                               ---------          ---------
          TOTAL EXPENSES                      25,849,000          6,158,000
                                               ---------          ---------
OTHER INCOME (EXPENSE)
     Interest income                              81,000              5,000
     Interest expense                         (6,323,000)        (1,409,000)
                                               ---------          ---------
          TOTAL OTHER INCOME AND (EXPENSE)    (6,242,000)        (1,404,000)
                                               ---------         ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                      14,763,000         (2,346,000)

INCOME TAX BENEFIT (EXPENSE)
  Current                                     (5,147,000)               -0-
  Deferred                                      (463,000)           797,000
                                               ---------          ---------
     TOTAL INCOME TAX BENEFIT (EXPENSE)       (5,610,000)           797,000

NET INCOME(LOSS)BEFORE EXTRAORDINARY ITEM      9,153,000         (1,549,000)
                                               ---------         ----------
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
   DEBT (NET OF TAX OF $645,000)              (1,051,000)               -0-
                                               ---------          ---------
NET INCOME (LOSS)                              8,102,000         (1,549,000)

REDEEMABLE PREFERRED STOCK DIVIDENDS,
  INCLUDING ACCRETION                         (2,861,000)          (658,000)
                                              ----------         ----------
NET INCOME (LOSS)ALLOCABLE TO COMMON
  SHAREHOLDERS                                $5,241,000        $(2,207,000)
                                              ==========        ===========
EARNINGS (LOSS) PER COMMON SHARE - BASIC
  Net income (loss) per common share before
   extraordinary item                           $    .07           $   (.04)
  Net income (loss) per common share from
   extraordinary item                               (.01)               .00
                                              ----------         ----------
  Net income (loss) per common share            $    .06           $   (.04)
                                              ==========         ==========
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  Net income (loss) per common share
   before extraordinary item                    $    .06           $   (.04)
  Net income (loss) per common share from
   extraordinary item                               (.01)               .00
                                              ----------         ----------
  Net income (loss) per common share            $    .05           $   (.04)
                                              ==========         ==========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Basic                                       87,933,000         59,842,000
  Diluted                                    103,265,000         59,842,000

   The accompanying notes are an integral part of these financial statements.

                                   BARGO ENERGY COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                 ------------------------------
                                                     2000              1999
                                                 -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $ 8,102,000        $(1,549,000)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depletion, depreciation, and amortization       7,579,000          2,173,000
   Amortization of debt issue costs                1,874,000            100,000
   Extraordinary loss on extinguishments of debt   1,696,000              -0-
   Deferred income taxes                             463,000           (797,000)
                                                   ---------           --------
                                                  19,714,000            (73,000)
   Change in working capital items:
     Increase in accounts receivable             (21,805,000)          (733,000)
     Increase in due from affiliates                 (41,000)           (48,000)
     Increase in accounts payable and accrued
       liabilities                                 8,552,000          1,335,000
     Increase(decrease)in due to affiliates           68,000           (513,000)
     Other                                          (550,000)            (8,000)
                                                   ---------           --------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                      5,938,000            (40,000)
                                                   ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties      (145,240,000)       (10,433,000)
     Proceeds from the sale of oil and gas
        properties                                34,964,000                -0-
     Additions to property and equipment            (110,000)           (27,000)
                                                  ----------           --------
NET CASH (USED IN)INVESTING ACTIVITIES          (110,386,000)       (10,460,000)
                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt               193,550,000            655,000
    Purchase of treasury stock                           -0-            (34,000)
    Repayment of long-term debt                  (78,186,000)       (38,004,000)
    Proceeds from issuance of stock                      -0-         50,000,000
    Stock issuance costs                                 -0-         (2,205,000)
    Loan costs                                   (12,240,000)           (81,000)
     Proceeds from exercise of stock options             -0-             10,000
                                                  ----------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        103,124,000         10,341,000
                                                 -----------         ----------
NET (DECREASE) IN CASH                            (1,324,000)          (159,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     2,375,000          1,241,000
                                                   ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  1,051,000         $1,082,000
                                                  ==========          =========
NONCASH ITEMS:
     Dividends on redeemable preferred stock    $  2,681,000         $  658,000
                                                   ==========         =========

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

NOTE 2: PROPERTY ACQUISITIONS AND DIVESTITURES

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

The following Bargo Energy Company pro forma information gives effect to the Texaco Acquisition referred to above and the East Texas properties (as reported on Form 8-K filed on November 19, 1999) as if they had been acquired January 1, 1999:

                                                                Six months ended
                                                                     June 30,
                                                               2000            1999
                                                             -------------------------
(amounts in thousands except per share amount)
Revenues                                                       $70,804        $45,878
Net income before extraordinary item                           $13,786        $   106
Net income                                                     $12,735        $   106

Earnings per share:

Basic -   Net income (loss) per common share
            before extraordinary item                          $   .12        $  (.01)
          Net income (loss) per common share                   $   .11        $  (.01)

Diluted - Net income (loss) per common share                   $   .11        $  (.01)
              before extraordinary item
            Net income (loss) per common share                 $   .10        $  (.01)

On May 31, 2000 the Company sold its Ardmore Basin producing oil and gas properties in southern Oklahoma to Le Norman Partners, LLC for $31.9 million. Bargo also completed the sale of its interest in the Russell Clearfork Unit to Cross Timbers Oil Company for $2.9 million. Proceeds from both sales were used to paydown outstanding indebtedness under the Company's term and revolving credit facility. (See Note 3.) No gain or loss was recognized on these sales. The full cost pool was adjusted for the sales price.


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

The total commitment amount under the term facility was $45 million. The term facility matures December 31, 2000. Borrowings under the term facility as of June 30, 2000 were $22.5 million. The Company has received commitments from several of its current stockholders to purchase preferred stock and has also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay the term facility in full at maturity (see Note 5). The term facility bears interest under the Base Rate plus an applicable margin of 2.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 3.5%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million. As the Company has both the ability and intent to refinance its term facility, the amounts have been classified as long term in the balance sheet at June 30, 2000.

The total commitment amount under the revolving facility is $200 million with a current borrowing base of $150 million ("Borrowing Base"). The revolving facility matures March 31, 2003. Borrowings under the revolving facility as of June 30, 2000 were $113.65 million. Under the revolving facility, the Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. While the term facility is outstanding, the debt under the revolving credit facility bears interest under the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%) plus an applicable margin of 1.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 2.5%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million. Upon repayment of the term facility, the applicable margin is computed based on Borrowing Base utilization ranging from 0%-.75% for Base Rate loans and 1.5%-2.25% for LIBO Rate loans.

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


NOTE 6:  EARNINGS PER SHARE

Net income or loss per common share is based on the weighted average number of common shares outstanding. In accordance with SFAS 128, "Earnings Per Share", income available to common stockholders is reduced by the amount of dividends on cumulative preferred stock and accretion of related stock issuance costs. The Company's common stock equivalents consisted of stock options and warrants.

Weighted average basic common shares outstanding                  87,933,000
Options and warrants outstanding (Treasury Stock Method)          15,332,000
                                                                  ----------
Weighted average fully diluted common and common equivalent
  shares outstanding                                             103,265,000
                                                                 ===========


NOTE 7:  RESTATEMENT OF PRIOR YEAR AMOUNTS

The amounts included in the consolidated statement of operations for the six and three months ended June 30, 1999 have been restated from the amounts previously filed in the Company's Form 10-QSB for the corresponding period. The comparative figures have been restated to reflect the effects of the redeemable preferred stock dividends for the redeemable preferred stock issued May 14, 1999. The effect of this restatement has been to reduce earnings per share by $0.01 (from the previously reported amounts) for both the three and six month periods ended June 30, 1999.

--------------------------------------------------------------------------------
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
================================================================================

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

STRATEGIC DEVELOPMENTS

        On February 22, 2000, the Company agreed to purchase oil and gas properties from subsidiaries of Texaco, Inc. for $161.1 million (the "Texaco acquisition"). The effective date of the purchase is January 1, 2000 and closing occurred on March 31, 2000. The properties are located in the Permian Basin, East Texas, Oklahoma and Kansas. Aggregate current net production from the properties totals approximately 9,000 barrels of oil and 11 million cubic feet of gas per day. As of July 1, 2000, Bargo has proven reserves of approximately 75 million equivalent barrels of oil. The purchase price paid for the properties was subject to reduction for the joint working interest owners exercise of preferential rights to purchase certain properties and for title and other environmental defects identified before closing.

        The Company received commitments from commercial banks to loan the Company sufficient amounts to finance the entire acquisition and refinance existing bank indebtedness. The term loan matures nine months following the closing date. The Company has received commitments from several of its current stockholders to purchase preferred stock, and has also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay this nine month loan in full. These commitments to purchase preferred stock at maturity of the nine-month loan also provide for the issuance of new common stock. The Company intends to repay this loan from proceeds from asset sales and cash flow prior to its maturity.

        On May 31, 2000 the Company completed its previously announced sale of its Ardmore Basin producing oil and gas properties in southern Oklahoma to Le Norman Partners, LLC for $31.9 million. Bargo also completed the sale of its interest in the Russell Clearfork Unit to Cross Timbers Oil Company for $2.9 million. Proceeds from both sales were used to paydown existing indebtedness. In addition, the Company intends to sell other non-core properties from the Texaco acquisition, of which a portion of the proceeds would be available to repay the term loan and revolving credit facility. The Company may also issue new debt or equity securities to refinance part or all of the bank loans.

        On July 31, 2000 the Company acquired an additional interest in the South Coles Levee Unit (the Company now has a 100% WI) and acquired North Coles Levee. Bargo is now the operator for both of these properties.

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

        In June 1998 the Financial Accounting Standards Board issued SFAS 133" Accounting for Derivative Instruments and Hedging Activities." (as amended by SFAS 137 and SFAS 138) This standard is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

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

        The Company reported consolidated net income of $7,218,000 for the quarter ended June 30, 2000 compared to a consolidated net loss of $588,000 for the quarter ended June 30, 1999. This increase is due to the Company's significant acquisition activity. At June 30, 2000, the Company had working capital of $17,425,000, which was an $11,909,000 increase from the $5,516,000 of working capital that the Company had as of December 31, 1999. This increase in working capital as of June 30, 2000 was due to accrued oil and gas sales primarily related to the Texaco acquisition.

        Effective March 31, 2000, the Company entered into a new credit agreement with Chase Bank of Texas ("Chase")and several other energy lending bank, with Chase serving as the administrative agent(the "Credit Agreement"). Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties as well as by certain pledges of the Company's Common Stock. The Credit Agreement provides a commitment amount of $200 million and the Company currently has a $150 million borrowing base ("Borrowing Base"). In addition to the $200 million commitment, the Credit Agreement also provided for a $45 million Term Loan which matures 9 months from the closing date. The Company has received commitments from several of its current stockholders to purchase preferred stock, and has also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay this nine month loan in full. These commitments to purchase preferred stock at maturity of the nine-month loan also provide for the issuance of new common stock.

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

        As of June 30, 2000 borrowings under the Credit Agreement were $22.5 million and $113.65 million for the term loan and the revolving credit facility, respectively. The borrowing base was adjusted to $150 million on July 31, 2000 in conjunction with the Oklahoma property disposition and the South and North Coles Levee Unit acquisitions (see Strategic Developments).



CASH FLOW TO OPERATING ACTIVITIES

        Operating activities of the Company during the six months ended June 30, 2000 provided net cash of $5,938,000. In the same period during 1999, operations used net cash of $40,000. Investing activities in the six months ended June 30, 2000, used net cash of $110,386,000, due to the acquisition of oil and gas properties. Financing activities in the six months ended June 30, 2000 provided net cash of $103,124,000 primarily due to proceeds from the issuance of debt related to the Company's acquisition activity.

RESULTS OF OPERATIONS

Comparison of Quarters Ended June 30, 2000 and 1999

        Production for the quarter ended June 30, 2000 increased by 1,202.8 MBOE, or 502%, to 1,442.6 MBOE versus the same period in 1999. This increased production is due to the Texaco acquisition made in March, 2000.

        Total revenues for the three months ended June 30, 2000 increased to $36,049,000 from $3,015,000 for the same period in 1999, primarily due to increased production as a result of the Company's oil and gas property acquisitions. In addition, total revenues have increased due to stronger pricing in 2000. This represents a 1096% increase over 1999. Production costs increased from $1,383,000 in the three months ended June 30, 1999 to $11,279,000 in the three months ended June 30, 2000 due to the purchase of proved reserves. General and administrative expenses increased to $2,246,000 from $804,000 in 1999 due to overhead associated with the Company's increased acquisition activity. The Company had net income of $7,218,000 for the three months ended June 30, 2000 compared to a net loss of $588,000 for the same period in 1999. Income before income taxes and extraordinary items increased by $12,531,000 to $11,641,000 for the three months ended June 30, 2000 compared to a net loss of $890,000 for the comparable period in 1999. Interest expense for the three months ended June 30, 2000 was $5,398,000 compared to $538,000 for the same period in 1999. Depreciation, depletion and amortization for the three months ended June 30, 2000 was $5,541,000. For the same period in 1999, the total was $1,181,000. This increase is primarily a result of increased production volumes resulting from the Texaco acquisition.

Comparison of Six Months ended June 30, 2000 and 1999

        Production for the six months ended June 30, 2000 increased by 1,514.6 MBOE, or 321%, to 1,986.5 MBOE versus the same period in 1999. This increased production is due to the Texaco acquisition completed March 31, 2000.

        Total revenues for the six months ended June 30, 2000 increased to $46,854,000 from $5,216,000 for the same period in 1999, primarily due to an increase in production from the Company's oil and gas property acquisitions. This represents a 798% increase over 1999. Production costs increased from $2,318,000 in the six months ended June 30, 1999 to $15,010,000 in the six months ended June 30, 2000 due to the purchase of proved reserves. General and administrative expenses increased to $3,260,000 from $1,667,000 in 1999 due to overhead associated with the Company's increased acquisition activity. The Company had net income of $8,102,000 for the six months ended June 30, 2000 compared to a net loss of $1,549,000 for the same period in 1999. Income before income taxes and extraordinary items increased by $17,109,000 to $14,763,000 for the six months ended June 30, 2000 compared to a net loss of $2,346,000 for the comparable period in 1999. Interest expense for the six months ended June 30, 2000 was $6,323,000 compared to $1,409,000 for the same period in 1999.
Depreciation, depletion and amortization for the six months ended June 30, 2000 was $7,579,000. For the same period in 1999, the total was $2,173,000. This increase is primarily a result of increased production volumes resulting from the Texaco acquisition.


INFLATION

        The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. The Company's oil exploration and production activities are generally affected by prevailing prices for oil.

-------------------------------------------------------------------------------
                                    PART II
                               OTHER INFORMATION
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)          Exhibits.


Exhibit Number       Title of Document

     2. Plan of acquisition, reorganization, arrangement, liquidation or succession

         2.1 Purchase and Sale Agreement between Texaco Exploration & Production Inc. and Bargo Petroleum Corporation (Incorporated by reference from
                     Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17,
                     2000) *

         2.2 Asset Purchase Agreement between Four Star Oil & Gas Company and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000) *

         2.3 Asset Purchase Agreement between McFarland Energy, Inc. and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000) *

     3.              Articles of Incorporation and By-laws

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

Exhibit Number       Title of Document

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

         3.5 Articles of Amendment to the Articles of Incorporation of Bargo Energy Company
                     (Incorporated by reference from Exhibit 3.5 to the Company's Quarterly report on Form 10-QSB for the period ended March 31, 2000 filed with the SEC on May 15, 2000.)

     4.              Instruments defining the rights of security holders

         4.1 Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

         4.2 Certificate of Designations of Cumulative Redeemable Preferred Stock, Series C (Incorporated by reference from Exhibit 3.5 to the Company's Quarterly report on Form 10-QSB for the period ended March 31, 2000 filed with the SEC on May
                     15, 2000.)

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

Exhibit Number       Title of Document

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

Exhibit Number       Title of Document

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

Exhibit Number       Title of Document

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

Reports on Form 8-K.


The following reports on From 8-K were filed during the quarterly period ended June 30, 2000:

Amended Current Report on Form 8-K/A dated March 31, 2000, filed May 26, 2000 reporting Item 2. Acquisition or Disposition of Assets.



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

                                     BARGO ENERGY COMPANY
                                     (Registrant)




Dated:  August 14, 2000     By:      /s/ Kimberly G. Seekely
                                     Kimberly G. Seekely,
                                     On behalf of the Registrant and
                                     as Vice President - Treasurer



The following exhibits are included as part of this report:

                                 EXHIBIT INDEX

Exhibit Number             Title of Document


     2. Plan of acquisition, reorganization, arrangement, liquidation or succession

         2.1 Purchase and Sale Agreement between Texaco Exploration & Production Inc. and Bargo Petroleum Corporation (Incorporated by reference from
                     Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17,
                     2000) *

         2.2 Asset Purchase Agreement between Four Star Oil & Gas Company and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000) *

         2.3 Asset Purchase Agreement between McFarland Energy, Inc. and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000) *

     3.              Articles of Incorporation and By-laws

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

Exhibit Number       Title of Document

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

         3.5 Articles of Amendment to the Articles of Incorporation of Bargo Energy Company
                     (Incorporated by reference from Exhibit 3.5 to the Company's Quarterly report on Form 10-QSB for the period ended March 31, 2000 filed with the SEC on May 15, 2000.)

     4.              Instruments defining the rights of security holders

         4.1 Certificate of Designations of Cumulative Redeemable Preferred Stock, Series B (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 21, 1999)

         4.2 Certificate of Designations of Cumulative Redeemable Preferred Stock, Series C (Incorporated by reference from Exhibit 3.5 to the Company's Quarterly report on Form 10-QSB for the period ended March 31, 2000 filed with the SEC on May
                     15, 2000.)

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

Exhibit Number       Title of Document

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

Exhibit Number       Title of Document

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

Exhibit Number       Title of Document

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