Form 10QSB
period 2000-09-30
BARGO ENERGY CO
filed 2000-11-14
CIK 51072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

The Company had approximately 87,933,000 shares of common stock, par value $0.01 per share, issued and outstanding as of November 14, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1999.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                   (Unaudited)

                                                           September 30, 2000     December 31, 1999
                                                           ------------------     -----------------
CURRENT ASSETS
     Cash and cash equivalents                                $   2,175,000         $   2,375,000
     Trade accounts receivable, no allowance for
          doubtful accounts considered necessary:
          Joint interest billings                                   528,000               210,000
          Accrued oil and gas sales                              22,851,000             7,629,000
          Due from affiliates                                         6,000                19,000
                                                              -------------         -------------
               TOTAL CURRENT ASSETS                              25,560,000            10,233,000
                                                              -------------         -------------
PROPERTY AND EQUIPMENT

     Oil and gas properties, full cost method                   193,679,000            76,107,000
     Other                                                          832,000               696,000
                                                              -------------         -------------
               TOTAL PROPERTY AND EQUIPMENT                     194,511,000            76,803,000

     Less accumulated depletion, depreciation
          and amortization                                      (18,515,000)           (6,220,000)
                                                              -------------         -------------
               NET PROPERTY AND EQUIPMENT                       175,996,000            70,583,000
                                                              -------------         -------------
OTHER ASSETS

     Goodwill, net of accumulated amortization of
                  $358,000 and $208,000 respectively              1,642,000             1,792,000
     Loan costs, net of accumulated amortization of
                  $3,357,000 and $436,000 respectively            8,871,000             1,890,000
     Other                                                          791,000                41,000
                                                              -------------         -------------
               TOTAL OTHER ASSETS                                11,304,000             3,723,000
                                                              -------------         -------------
     TOTAL ASSETS                                             $ 212,860,000         $  84,539,000
                                                              =============         =============

   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                     September 30, 2000     December 31, 1999
                                                                                     ------------------     -----------------
CURRENT LIABILITIES
     Current portion of long-term debt                                                  $          -0-        $       6,000
     Trade accounts payable                                                                 9,399,000             2,623,000
     Accrued oil and gas proceeds payable                                                   2,803,000             1,805,000
     Accrued interest payable                                                                 737,000                84,000
     Accrued income taxes payable                                                           7,582,000                    -0-
     Due to affiliates                                                                        598,000               199,000
                                                                                        -------------         -------------
               TOTAL CURRENT LIABILITIES                                                   21,119,000             4,717,000
                                                                                        -------------         -------------

LONG TERM DEBT, less current portion                                                      118,750,000            20,780,000
                                                                                        -------------         -------------
DEFERRED TAX LIABILITY                                                                      3,317,000             3,085,000
                                                                                        -------------         -------------
REDEEMABLE PREFERRED STOCK, 10% cumulative; $.01 par value; 10,000,000 and
5,000,000 shares authorized as of September 30, 2000 and December 31, 1999, respectively; 5,000,000 shares outstanding as of September 30, 2000 and
December 31, 1999, net of unamortized issuance costs                                       56,021,000            51,664,000
                                                                                        -------------         -------------
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 200,000,000 and 120,000,000 shares authorized as of September 30, 2000 and December 31, 1999, respectively, and 87,932,726 shares issued and outstanding as of September 30, 2000 and December 31,
1999, respectively                                                                            921,000               921,000
Additional paid-in capital                                                                  6,878,000             6,878,000
Treasury stock                                                                             (2,040,000)           (2,040,000)
Retained earnings (deficit)                                                                 7,894,000            (1,466,000)
                                                                                        -------------         -------------
               TOTAL STOCKHOLDERS' EQUITY                                                  13,653,000             4,293,000
                                                                                        -------------         -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 212,860,000         $  84,539,000
                                                                                        =============         =============

   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                September 30,
                                                     -----------------------------------
                                                          2000                  1999
                                                     -------------         -------------
REVENUES
     Oil and gas sales                               $  36,358,000         $   4,304,000
                                                     -------------         -------------
          TOTAL REVENUES                                36,358,000             4,304,000
                                                     -------------         -------------
COSTS AND EXPENSES
     Lease operations and production taxes              13,359,000             1,869,000
     General and administrative                          3,155,000               709,000
     Depletion, depreciation and amortization            5,238,000               386,000
                                                     -------------         -------------
          TOTAL EXPENSES                                21,752,000             2,964,000
                                                     -------------         -------------
OTHER INCOME (EXPENSE)
     Interest income                                        70,000                 1,000
     Interest expense                                   (4,952,000)             (221,000)
                                                     -------------         -------------
          TOTAL OTHER INCOME AND (EXPENSE)              (4,882,000)             (220,000)
                                                     -------------         -------------
INCOME BEFORE INCOME TAXES                               9,724,000             1,120,000
                                                     -------------         -------------
INCOME TAX BENEFIT (EXPENSE)
  Current                                               (4,341,000)                    0
  Deferred                                                 231,000              (380,000)
                                                     -------------         -------------
     TOTAL INCOME TAX BENEFIT (EXPENSE)                 (4,110,000)             (380,000)
                                                     -------------         -------------
NET INCOME                                               5,614,000               740,000

REDEEMABLE PREFERRED STOCK DIVIDENDS,
  INCLUDING ACCRETION                                   (1,496,000)           (1,277,000)
                                                     -------------         -------------
NET INCOME(LOSS)ALLOCABLE TO COMMON
          SHAREHOLDERS                               $   4,118,000         $    (537,000)
                                                     =============         =============
EARNINGS (LOSS) PER COMMON SHARE - BASIC
  Net income (loss) per common share                 $         .05         $        (.01)
                                                     =============         =============
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  Net income(loss) per common share                  $         .04         $        (.01)
                                                     =============         =============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  Basic                                                 87,933,000            91,831,000
  Diluted                                              103,280,000            91,831,000


   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                     -----------------------------------
                                                         2000                  1999
                                                     -------------         -------------
REVENUES
     Oil and gas sales                               $  83,213,000         $   9,520,000
                                                     -------------         -------------
          TOTAL REVENUES                                83,213,000             9,520,000
                                                     -------------         -------------
COSTS AND EXPENSES
     Lease operations and production taxes              28,370,000             4,187,000
     General and administrative                          6,415,000             2,377,000
     Depletion, depreciation and amortization           12,817,000             2,559,000
                                                     -------------         -------------
          TOTAL EXPENSES                                47,602,000             9,123,000
                                                     -------------         -------------
OTHER INCOME (EXPENSE)
     Interest income                                       151,000                 6,000
     Interest expense                                  (11,275,000)           (1,630,000)
                                                     -------------         -------------
          TOTAL OTHER INCOME AND (EXPENSE)             (11,124,000)
                                                                              (1,624,000)
                                                     -------------         -------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                24,487,000            (1,227,000)
                                                     -------------         -------------

INCOME TAX BENEFIT (EXPENSE)
  Current                                               (9,488,000)                  -0-
  Deferred                                                (232,000)              417,000
                                                     -------------         -------------
     TOTAL INCOME TAX BENEFIT (EXPENSE)                 (9,720,000)              417,000
                                                     -------------         -------------
NET INCOME(LOSS)BEFORE EXTRAORDINARY ITEM               14,767,000              (810,000)
                                                     -------------         -------------
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
   DEBT (NET OF TAX OF $645,000)                        (1,051,000)                  -0-
                                                     -------------         -------------
NET INCOME (LOSS)                                       13,716,000              (810,000)

REDEEMABLE PREFERRED STOCK DIVIDENDS,
  INCLUDING ACCRETION                                   (4,358,000)           (1,934,000)
                                                     -------------         -------------
NET INCOME(LOSS)ALLOCABLE TO COMMON
  SHAREHOLDERS                                       $   9,358,000         $  (2,744,000)
                                                     =============         =============
EARNINGS (LOSS) PER COMMON SHARE - BASIC
  Net income (loss) per common share before
   extraordinary item                                $         .12         $        (.04)
  Net income (loss) per common share from
   extraordinary item                                         (.01)                  .00
                                                     -------------         -------------
  Net income (loss) per common share                 $         .11         $        (.04)
                                                     =============         =============
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  Net income (loss) per common share before
   extraordinary item                                $         .10         $        (.04)
  Net income (loss) per common share from
   extraordinary item                                         (.01)                  .00
                                                     -------------         -------------
  Net income (loss) per common share                 $         .09         $        (.04)
                                                     =============         =============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Basic                                                 87,933,000            70,622,000
  Diluted                                              103,280,000            70,622,000


   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                        -----------------------------------
                                                             2000                  1999
                                                        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $  13,716,000         $    (810,000)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depletion, depreciation, and amortization               12,817,000             2,558,000
   Amortization of debt issue costs                         3,551,000               154,000
   Extraordinary loss on extinguishments of debt            1,696,000                   -0-
   Deferred income taxes                                      232,000              (417,000)
                                                        -------------         -------------
                                                           32,012,000             1,485,000
   Change in working capital items:
     Increase in accounts receivable                      (15,540,000)           (1,749,000)
     Decrease(increase) in due from affiliates                 13,000               (12,000)
     Increase in accounts payable and accrued
       liabilities                                         16,009,000               930,000
     Increase (decrease) in due to affiliates                 399,000              (564,000)
     Other                                                   (749,000)               (8,000)
                                                        -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  32,144,000                82,000
                                                        -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties               (158,937,000)          (27,484,000)
     Proceeds from the sale of oil and gas
       properties                                          40,993,000                   -0-
     Additions to property and equipment                     (136,000)              (65,000)
                                                        -------------         -------------
NET CASH (USED IN)INVESTING ACTIVITIES                   (118,080,000)          (27,549,000)
                                                        -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                       200,550,000            17,760,000
     Purchase of treasury stock                                   -0-               (90,000)
     Repayment of long-term debt                         (102,586,000)          (38,005,000)
     Proceeds from issuance of stock                              -0-            50,000,000
     Stock issuance costs                                         -0-            (2,199,000)
     Loan costs                                           (12,228,000)             (103,000)
     Proceeds from exercise of stock options                      -0-                10,000
                                                        -------------         -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  85,736,000            27,373,000
                                                        -------------         -------------
NET (DECREASE) IN CASH                                       (200,000)              (94,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,375,000             1,241,000
                                                        -------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   2,175,000         $   1,147,000
                                                        =============         =============
NONCASH ITEMS:
     Dividends on redeemable preferred stock            $   4,358,000         $   1,934,000
                                                        =============         =============


   The accompanying notes are an integral part of these financial statements.

                      BARGO ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: THE COMPANY AND ACCOUNTING PRINCIPLES

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

In June 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." (as amended by SFAS 137 and SFAS 138) This standard is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.


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

The following Bargo Energy Company pro forma information gives effect to the Texaco Acquisition referred to above and the East Texas properties (as reported on Form 8-K filed on November 19, 1999) as if they had been acquired January 1, 1999:

                                                           Nine months ended
                                                              September 30,
                                                          2000               1999
                                                      -----------        -----------
(amounts in thousands except per share amount)

Revenues                                              $   107,163        $    73,290
Net income before extraordinary item                  $    19,815        $     5,183
Net income                                            $    18,764        $     5,183

Earnings per share:

Basic -   Net income per common share
            before extraordinary item                 $       .18        $       .05
          Net income per common share                 $       .16        $       .05

Diluted - Net income per common share                 $       .15        $       .05
            before extraordinary item
          Net income per common share                 $       .14        $       .05


On May 31, 2000 the Company sold its Ardmore Basin producing oil and gas properties in southern Oklahoma to Le Norman Partners, LLC for $31.9 million. Bargo also completed the sale of its interest in the Russell Clearfork Unit to Cross Timbers Oil Company for $2.9 million. Proceeds from both sales were used to paydown outstanding indebtedness under the Company's term and revolving credit facility. (See Note 3.) No gain or loss was recognized on these sales and the full cost pool was adjusted for the sales price.


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

The total commitment amount under the term facility was $45 million. The term facility matures December 31, 2000. Borrowings under the term facility as of September 30, 2000 were $20.1 million. The Company received commitments from several of its current stockholders to purchase preferred stock and also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay the term facility in full at maturity (see Note 5). As the Company has both the ability and intent to refinance its term facility, the amounts have been classified as long term in the balance sheet at September 30, 2000.

The total commitment amount under the revolving facility is $200 million with a current borrowing base of $150 million ("Borrowing Base"). The revolving facility matures March 31, 2003. Borrowings under the revolving facility as of September 30, 2000 were $98.7 million. Under the revolving facility, the Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. While the term facility is outstanding, the debt under the revolving credit facility bears interest under the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%) plus an applicable margin of 1.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 2.5%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million.

In connection with the new Credit Agreement, the Company wrote off $1,696,000 of loan costs related to the previously existing revolving credit agreement. Such amounts are shown separately, net of tax, as an extraordinary item.

Effective October 4, 2000, the borrowing base under the revolving facility was increased to $170 million. On October 10, 2000, utilizing availability under the revolving facility, the Company paid off the term facility in the amount of $20,100,000 thereby eliminating the term facility commitment. Since the term facility is terminated, the applicable margin for borrowings under the revolving credit facility will be computed based on Borrowing Base utilization ranging from 0%-.75% for Base Rate loans and 1.5%-2.25% for LIBO Rate loans. The current balance outstanding under the revolving facility is $104,000,000 as of November 14, 2000.


NOTE 4: HEDGING AND DERIVATIVE ACTIVITIES

The Company engages in certain hedging activities related to the purchase and delivery of oil and gas in the future. Such activities are accounted for in accordance with Statement of Financial Accounting Standard No. 80, "Accounting for Futures Contracts" (SFAS 80). The losses on hedging contracts are included as a reduction of net revenues.

In addition to the hedges in place at December 31, 1999, the Company entered into additional derivative contracts in the first quarter of 2000 in relation to the Texaco Acquisition. The instruments cover approximately 75% (or approximately 190,000 BBLS per month) of estimated oil production related to the Texaco Acquisition through calendar year 2001. The contracts related to the Texaco Acquisition production consist of a floor of $22 per BBL for April through December 2000 and a floor of $21 per BBL for January through December 2001. The Company was required to hedge a portion of its production under the terms of their new Credit Agreement (see Note 3). Accordingly, the cost of the instrument ($6.22 million, paid in full during the first quarter of 2000), has been capitalized as loan costs and will be amortized over the life of the loans.


NOTE 5:  EQUITY BACKSTOP

The Company received commitments from several of its current stockholders to purchase preferred stock, and also received a commitment from one of its lenders

("Converting Lender") to convert a portion of the term facility into preferred stock, in an amount sufficient in the aggregate to repay the term facility (see
Note 3) in full at maturity (the purchase of additional preferred stock and conversion of a portion of the term facility into preferred stock in order to retire the term facility at maturity shall be known as the "Equity Backstop"). In order to secure the Equity Backstop the Company paid an Equity Backstop fee of $1.35 million to the preferred stockholders and the Converting Lender. Additionally, the Company initiated a Consent Action to increase the Company's outstanding capital stock, in preparation for the potential issuance of additional shares as a result of the Equity Backstop. This Consent Action was approved by a majority of the Company's stockholders on March 13, 2000 and became effective April 10, 2000. The Company's articles of incorporation have been amended to increase the authorized common shares to 200 million and authorized preferred shares to 10 million. The Company repaid the term facility on October 10, 2000 thereby canceling the Equity Backstop commitments.


NOTE 6:  EARNINGS PER SHARE

Net income or loss per common share is based on the weighted average number of common shares outstanding. In accordance with SFAS 128, "Earnings Per Share", income available to common stockholders is reduced by the amount of dividends on cumulative preferred stock and accretion of related stock issuance costs. The Company's common stock equivalents consisted of stock options and warrants. The calculation of weighted average number of common shares outstanding for the three and nine months ended September 30, 2000 is as follows:

Weighted average basic common shares outstanding                    87,933,000
Options and warrants outstanding (Treasury Stock Method)            15,347,000
                                                                   -----------
Weighted average fully diluted common and common equivalent
  shares outstanding                                               103,280,000
                                                                   ===========

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

STRATEGIC DEVELOPMENTS

         On March 31, 2000 the Company closed the acquisition of oil and gas properties from subsidiaries of Texaco, Inc. for $161.1 million (the "Texaco acquisition").

         The Company borrowed from commercial banks sufficient amounts to finance the entire acquisition and refinance existing bank indebtedness. The loans consisted of a revolving credit facility and a term loan. The term loan was scheduled to mature on December 31, 2000. The Company received commitments from several of its current stockholders to purchase preferred stock, and also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay the term loan in full. These commitments to purchase preferred stock at maturity of the term loan also provide for the issuance of common stock. The company repaid the term loan with availability under the revolving credit facility on October 10, 2000.

         On August 29, 2000 the Company announced that it had retained Lehman Brothers Inc. and Chase Securities, Inc. for the purpose of evaluating various strategic alternatives for the future. The Company is currently considering various alternatives to maximize shareholder value over the near term including the possibility of an outright sale, merger, or recapitalization with public or private equity.

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

         In June 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." (as amended by SFAS 137 and SFAS 138) This standard is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

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

         The Company reported consolidated net income of $5,614,000 for the quarter ended September 30, 2000 compared to consolidated net income of $740,000 for the quarter ended September 30, 1999. This increase is due to the Company's significant acquisition activity. At September 30, 2000, the Company had working capital of $4,441,000, which was a $1,075,000 decrease from the $5,516,000 of working capital that the Company had as of December 31, 1999. The decrease in working capital as of September 30, 2000 is primarily due to an increase in accrued oil and gas receivables which are offset by increased payables, including accrued income taxes payable.

         Effective March 31, 2000, the Company entered into a new credit agreement with Chase Bank of Texas ("Chase")and several other energy lending banks, with Chase serving as the administrative agent(the "Credit Agreement"). Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties as well as by certain pledges of the Company's Common Stock. The Credit Agreement provides a commitment amount of $200 million and the Company currently has a $170 million borrowing base ("Borrowing Base"). In addition to the $200 million commitment, the Credit Agreement also provided for a $45 million term loan which matures 9 months from the closing date. The Company received commitments from several of its current stockholders to purchase preferred stock, and also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay this term loan in full. These commitments to purchase preferred stock at maturity of the term loan also provided for the issuance of common stock.

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

         As of September 30, 2000 borrowings under the Credit Agreement were $20.1 million and $98.7 million for the term loan and the revolving credit facility, respectively. The borrowing base was adjusted to $170 million on October 4, 2000 in conjunction with the semi-annual borrowing base redetermination. Utilizing availability under the revolving credit facility, the company repaid the term loan in full on October 10, 2000. Now that the term facility is terminated, the applicable margin for borrowings under the Company's revolving credit facility will be computed based on Borrowing Base utilization ranging from 0%-.75% for Base Rate loans and 1.5%-2.25% for LIBO Rate loans.

As of November 14, 2000, the balance outstanding under the Company's revolving credit facility is $104 million.


CASH FLOWS FROM OPERATING ACTIVITIES

         Operating activities of the Company during the nine months ended September 30, 2000 provided net cash of $32.1 million. In the same period during 1999, operations provided net cash of $82,000. The increase is due to the Company's acquisition activity along with higher commodity prices during 2000. Investing activities in the nine months ended September 30, 2000, used net cash of $118.1 million, due to the acquisition of oil and gas properties. Financing activities in the nine months ended September 30, 2000 provided net cash of $85.7 million primarily due to proceeds from the issuance of debt related to the Company's acquisition activity.

RESULTS OF OPERATIONS

Comparison of Quarters Ended September 30, 2000 and 1999

         Production for the quarter ended September 30, 2000 increased by 1,031.4 MBOE, or 390%, to 1,295.6 MBOE versus the same period in 1999. This increased production is due to the Texaco acquisition completed in March, 2000.

         Total revenues for the three months ended September 30, 2000 increased to $36.4 million from $4.3 million for the same period in 1999, primarily due to increased production as a result of the Company's oil and gas property acquisitions. In addition, total revenues have increased due to stronger pricing in 2000. This represents a 747% increase over 1999. Production costs increased from $1,869,000 in the three months ended September 30, 1999 to $13,359,000 in the three months ended September 30, 2000 due to the purchase of proved reserves. General and administrative expenses increased to $3,155,000 from $709,000 in 1999 primarily due to $1.15 million of non-recurring accounting system implementation charges related to the Company's recent Texaco acquisition and $300,000 for the write-off of retainer fees. The Company had net income of $5,614,000 for the three months ended September 30, 2000 compared to net income of $740,000 for the same period in 1999. Income before income taxes and extraordinary items increased by $8,604,000 to $9,724,000 for the three months ended September 30, 2000 compared to net income of $1,120,000 for the comparable period in 1999. Total interest expense for the three months ended September 30, 2000 was $4,952,000 compared to $221,000 for the same period in 1999. This increase is related to an increased level of indebtedness associated with the Texaco acquisition. Non-cash interest expense (amortization of debt issues costs) for the three months ended September 30, 2000 totaled $1,677,000. Depreciation, depletion and amortization for the three months ended September 30, 2000 was $5,238,000. For the same period in 1999, the total was $386,000. This increase is primarily a result of increased production volumes resulting from the Texaco acquisition.

Comparison of Nine Months ended September 30, 2000 and 1999

         Production for the nine months ended September 30, 2000 increased by 2,465.4 MBOE, or 335%, to 3,201.6 MBOE versus the same period in 1999. This increased production is due to the Texaco acquisition completed March 31, 2000.

         Total revenues for the nine months ended September 30, 2000 increased to $83.2 million from $9.5 million for the same period in 1999, primarily due to an increase in production from the Company's oil and gas property acquisitions. This represents a 776% increase over 1999. Production costs increased from $4,187,000 in the nine months ended September 30, 1999 to $28,370,000 in the nine months ended June 30, 2000 due to the purchase of proved reserves. General and administrative expenses increased to $6,415,000 from $2,377,000 in 1999 is partially due to increased overhead associated with the Texaco acquisition as well as non-recurring accounting system implementation charges of $1.15 million. The Company had net income of $13,716,000 for the nine months ended September 30, 2000 compared to a net loss of $810,000 for the same period in 1999. Income before income taxes and extraordinary items increased by $25,714,000 to $24,487,000 for the nine months ended September 30, 2000 compared to a net loss of $1,227,000 for the comparable period in 1999. Total interest expense for the nine months ended September 30, 2000 was $11,275,000 compared to $1,630,000 for the same period in 1999. This increase is due to higher levels of indebtedness in 2000 associated with the Texaco acquisition. For the nine months ended September 30, 2000, non-cash interest expense (amortization of debt issue costs) totaled $3,551,000. Depreciation, depletion and amortization for the nine months ended September 30, 2000 was $12,817,000. For the same period in 1999, the total was $2,559,000. This increase is primarily a result of increased production volumes resulting from the Texaco acquisition.


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


--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)          Exhibits.


EXHIBIT NUMBER                      TITLE OF DOCUMENT

      2. Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1 Purchase and Sale Agreement between Texaco Exploration & Production Inc. and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000) *

      2.2 Asset Purchase Agreement between Four Star Oil & Gas Company and Bargo Petroleum Corporation (Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000) *

      2.3 Asset Purchase Agreement between McFarland Energy, Inc. and Bargo Petroleum Corporation (Incorporated by reference from
                    Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000 and as amended by the Company's Current Report on Form 8-KA dated March 31, 2000 filed with the Securities and Exchange Commission on May 26, 2000.) *

      3.            Articles of Incorporation and By-laws

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

EXHIBIT NUMBER           TITLE OF DOCUMENT

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

EXHIBIT NUMBER           TITLE OF DOCUMENT

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

EXHIBIT NUMBER       TITLE OF DOCUMENT

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

----------

(1)      Inapplicable to this filing.

(2)      Included herewith.

 *       Confidential treatment has been requested.

(b)      Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarterly period ended September 30, 2000.



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

                                        BARGO ENERGY COMPANY
                                        (Registrant)




Dated:  November 14, 2000         By:  /s/ Jonathan M. Clarkson
                                        Jonathan M. Clarkson,
                                        On behalf of the Registrant and
                                        as President

                                INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

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

      2.3           Asset Purchase Agreement between McFarland Energy, Inc. and
                    Bargo Petroleum Corporation (Incorporated by reference from
                    Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange
                    Commission on April 17, 2000 and as amended by the Company's
                    Current Report on Form 8-KA dated March 31, 2000 filed with the

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------
                    Securities and Exchange Commission on May 26, 2000.) *

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

     10.            Material Contracts

     10.1           Subscription Agreement dated March 31, 2000, among Bargo
                    Energy Company, Energy Capital Investment Company PLC, EnCap


EXHIBIT NUMBER           DESCRIPTION
--------------           -----------
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
                    Investment Company PLC, EnCap Energy Capital Fund III-B,
                    L.P., BOCP Energy

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------
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

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------
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

----------

(1)   Inapplicable to this filing.

(2)   Included herewith.

 *    Confidential treatment has been requested.