Form 10KSB
period 2000-12-31
BARGO ENERGY CO
filed 2001-04-02
CIK 51072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
 [x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                               -------------------

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

           Securities registered pursuant to section 12(b) of the Act:

  Title of Class                      Name of each exchange on which registered
       None                                         None
- ----------------                      ------------------------------------------

           Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $0.01

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the most recent fiscal year:  $124,777,000

The aggregate market value of Bargo's voting stock held by nonaffiliates computed at the closing bid price in the over-the-counter market as quoted on the National Association of Securities Dealers Electronic Bulletin Board system on March 1, 2001 was approximately $5.9 million.

As of March 1, 2001, Bargo had outstanding 87,935,885 shares of its common stock, par value $0.01 and 5,000,000 shares of preferred stock, par value $.01.


Transitional Small Business Disclosure Format No [X] Yes [ ]

                                     PREFACE

                 Caution Respecting Forward-Looking Information

                  This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in the Report (and the exhibits hereto), including without limitation, statements regarding plans and intentions of management, Bargo's financial position and estimated quantities and net present values of reserves, are forward looking statements. Bargo can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from Bargo's expectations ("Cautionary Statements") are disclosed in the section "Risk Factors" included herein and other periodic reports filed under the Exchange Act, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to Bargo or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                               CERTAIN DEFINITIONS

         All defined terms under rule 4-10(a) of Regulation S-X promulgated by the Securities and Exchange Commission ("Commission") shall have their statutorily prescribed meanings when used in this report. In addition, the following terms have the meaning set forth below when used herein.

"API" means American Petroleum Institute.
"BOE" means barrel of oil equivalent, converting gas to oil at a ratio of six Mcf of gas to one barrel of oil.
"BPD" means barrels of oil per day.
"BBL" meansbarrel of oil.
"BCF" means billion cubic feet of natural gas.
"DEVELOPMENT WELL" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon know to be productive. "EXPLORATORY WELL" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. "MBBL" means thousand barrels of oil.
"MBOE" means thousand BOE.
"MMBBL" means million barrels of oil.
"MMBO" means million barrels of oil.
"MMBTU" means million British thermal units.
"MCF" means thousand cubic feet of natural gas.
"MMCF" means millions cubic feet of natural gas.
"COPAS" means Council of Petroleum Accountants Societies.
"PROVED RESERVES" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.
"PV-10 VALUE" means the estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense or depreciation, depletion and amortization.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                        PAGE
- -----------------------                                                                                        ----

PART I
Items 1. and 2.  Business and Properties.....................................................................    4

Item 3.    Legal Proceedings.................................................................................   20

Item 4.    Submission of Matters to a Vote of Security Holders...............................................   20

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............................   21

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................................    23

Item 7.    Financial Statements and Supplementary Data.......................................................   28

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................................................   28

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.................................................................   29

Item 10.   Executive Compensation............................................................................   32

Item 11.   Security Ownership of Certain Beneficial Owners and Management....................................   36

Item 12.   Certain Relationships and Related Transactions...................................................    38

Item 13.   Exhibits and Reports on Form 8-K..................................................................   39

                                     PART I

- --------------------------------------------------------------------------------
                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES
- --------------------------------------------------------------------------------


BARGO

         Bargo Energy Company is engaged in the acquisition and exploitation of oil and natural gas properties located onshore primarily in Texas, New Mexico and Louisiana. Bargo's principal business strategies include (i) maximizing the value of its existing high-quality, long-life reserves through efficient operating and marketing practices, (ii) conducting detailed field studies using the latest technology to identify additional reserves and exploration potential, and (iii) seeking acquisitions of producing properties, with exploration and development potential in areas where Bargo has operating experience and expertise.

         As of December 31, 2000, Bargo's estimated net proved reserves were 64,339 MBOE. At December 31, 1999, Bargo owned estimated net proved reserves of 28,999 MBOE. This represents a 122% increase in estimated net proved reserves over December 31, 1999. The increase is primarily attributable to Bargo's active acquisition program and a material increase in oil and gas prices from year-end 1999 to 2000. At December 31, 2000, approximately 64% of Bargo's estimated net proved reserves were attributable to currently producing wells.


RECENT DEVELOPMENTS

         On January 12, 2001 Bargo sold all of its interests in the North and South Coles Levee fields in Kern County, California, for $39.45 million in cash. Proceeds from this sale were used to pay down existing indebtedness. On July 31, 2000 Bargo purchased the remaining 37.0% working interest in the South Coles Levee unit and a 100% working interest in the North Coles Levee unit, along with 8,634 undeveloped acres, from Aera Energy LLC for $10.7 million. Bargo obtained its interest in the South Coles Levee unit initially through the acquisition of a 37.0% working interest from BER Partnership L.P. in August 1998 followed by the acquisition of a 25.0% working interest from Chevron in December 1998. As a result of the acquisition from Aera, Bargo acquired a 100% working (76.5% net revenue) interest in North and South Coles Levee units and succeeded Aera as operator of both fields. As of December 31, 2000, estimated net proved reserves of the California assets were 17,414.5 MBOE.

         In addition on February 1, 2001, Bargo sold approximately 4% of its total proved reserves at auction for $16.7 million. Proceeds from the auction sale were used to pay down existing indebtedness.

         On January 24, 2001, Bargo signed a merger agreement whereby Bellwether Exploration Company will acquire Bargo for cash and stock. Under the agreement, Bellwether will provide to Bargo common shareholders and option holders approximately $60 million in cash and $80 million in Bellwether stock for an implied consideration of $1.26 per fully diluted share not including the effect of a price collar on the Bellwether Common Stock to be issued that is in place. The number of shares will be determined by Bellwether's 20 day trading average 3 days prior to closing. On this basis, Bargo shareholders will receive at least
8.9 million Bellwether shares and no more than 11.4 million Bellwether shares. The transaction is structured to be tax free with respect to the Bellwether common stock issued to Bargo common shareholders. The transaction also includes the assumption of Bargo's liabilities and the redemption of Bargo's preferred stock for $50 million in cash plus accrued dividends. The new company is expected to have a total pro forma market enterprise value of approximately $500 million. Under the merger agreement, Bellwether will have to arrange new credit facilities to provide funding for the merger.

         The closing of the merger agreement is subject to the approval of Bargo's and Bellwether's shareholders and certain other matters. In that regard, holders of a sufficient number of shares of Bargo common and preferred stock have agreed to execute written consents in favor of the merger to approve the merger.

         Bargo and Bellwether filed a proxy statement/information statement/registration statement on Form S-4 (registration number 333-54798) with the SEC on February 1, 2001, and expect to close the transaction in early Spring 2001. For more information concerning the merger, please see the registration statement.

         The following is a more specific description of the effect of the proposed merger with Bellwether on Bargo stock and option holders.

         Bargo Common Stock. In the merger, each Bargo common share will be converted into a combination of cash and Bellwether common stock. The total consideration to be paid in exchange for all of the outstanding Bargo common stock, warrants and employee stock options (all of which will vest as a result of the merger) will be $60 million in cash (less the exercise price of options and warrants outstanding at the closing of the merger) and, if the average price of the Bellwether common stock is between $7.00 and $9.00 over the relevant trading period, $80.0 million in Bellwether common stock. Bellwether will issue no more than 11,428,571 and no less than 8,888,889 shares of common stock in exchange for the Bargo common stock, employee options and warrants. To the extent the average price of the Bellwether common stock is outside this trading range, Bargo's common shareholders, warrant holders and option holders will be subject to the risk of the changes in the value of the Bellwether shares to be issued in exchange for their interests in Bargo.

         The total cash consideration and stock consideration will be allocated first to purchase or assume the Bargo options as described below. The remaining cash and the stock consideration will be issued in exchange for all of the Bargo common stock outstanding on the closing date. The following table describes the merger consideration that will be received in the merger depending on the average price of the Bellwether common stock and for the 20 trading days ending on the third trading day before closing.

BELLWETHER
 AVERAGE                                                                  VALUE OF
STOCK PRICE                                                  CASH          STOCK          TOTAL
- -----------                                                  ----         --------        -----
$6.00......................................................  $0.47         $0.690         $1.16
$7.00 to $9.00.............................................  $0.45         $0.810         $1.26
$10.00.....................................................  $0.45         $0.890         $1.34
$11.00.....................................................  $0.45         $0.970         $1.42


         Tim Goff, Bargo's chief executive officer, has agreed to exercise all of his vested employee stock options prior to the effective time of the merger. In addition, a partnership in which Mr. Goff owns an interest agreed to exercise a warrant to purchase 250,000 shares of Bargo common stock for $0.43 per share prior to the effective time of the merger. In each case, Bargo's board and Mr. Goff may agree to allow such exercise to be effected on a cashless basis. The foregoing table assumes that no other stock options will be exercised prior to the closing date.

         Options to Purchase Bargo Common Stock. Immediately prior to the merger, Bargo will purchase, for cash or a note at Bargo's option, a portion of the outstanding options to acquire Bargo common stock. The amount of such options to be acquired will equal 70% of the positive value, if any, of the difference between the value of the consideration to be paid for each share of Bargo common stock and the exercise price of such option, and the remaining portion of these options will convert into Bellwether common stock. To the extent the average price of Bellwether common stock for the relevant trading period is greater than $9.00, the amount of Bargo stock options to be acquired for cash shall be reduced to that amount that would have been acquired if such price were equal to $9.00 or less. In the merger Bellwether will assume the Bargo stock options not purchased by Bargo. Each assumed Bargo option will be exercisable for the number of shares of Bellwether common stock equal to the value of such remaining Bargo options based on the value of the consideration to be paid for each share of Bargo common stock in the merger plus the exercise price of such option divided by the average price of the Bellwether common stock. The exercise price per share of such options will be equal to the aggregate exercise price of the Bargo options remaining after the purchase by Bargo described above divided by the number of Bellwether options issued as a result of the assumption of the remaining Bargo options. Each option Bellwether assumes will be required to be exercised either for cash or on a "cashless" basis as soon as Bellwether is able to make effective a registration statement under the Securities Act with respect to that exercise.

          Bargo Preferred Stock. Unless the Bargo preferred stock is redeemed prior to the merger, Bargo preferred shareholders will receive an aggregate of $50 million in cash, which is the stated value of their preferred stock, plus approximately $11 million (if the merger were to close on May 1, 2001) in accrued and unpaid dividends to the closing.

         Treatment of Fractional Shares. Bargo shareholders who would otherwise receive fractional shares will instead be entitled to receive a cash payment equal to the value of these fractional share interests as determined by multiplying the fractional part of a share of Newco common stock by the average of the closing price of Bellwether common stock on the 20 consecutive trading days ending three trading days prior to the closing date.

         Because the merger is subject to various contingencies, we cannot assure you that it will close. If the merger should not occur, Bargo's business will continue to be highly leveraged and trading in its common stock should continue to be illiquid. In addition, there can be no assurance that the price of Bargo common stock would not decrease if the merger fails to close.

GENERAL

         In March 2000, Bargo completed the acquisition of properties in the Permian Basin, East Texas, Oklahoma and Kansas from various subsidiaries of Texaco. In connection with the transaction, Bargo closed a $245 million senior secured credit facility ($200 million in a revolving facility and a $45 million term facility that was repaid in October 2000) to finance the acquisition and refinance outstanding indebtedness. In July 2000, Bargo acquired additional interests in the South Coles Levee unit and acquired the North Coles Levee unit in California. On January 12, 2001, Bargo sold all of its interest in the Coles Levee unit in California.

         Since May 2000, Bargo has sold various non-strategic assets in the Permian Basin, Midcontinent region, East Texas and Kansas, the proceeds of which have been used to pay bank indebtedness.

OIL AND GAS PROPERTIES

         Bargo's properties are located onshore primarily in east Texas, the onshore Gulf Coast region, the Permian Basin and the Midcontinent region of the Texas panhandle. As of December 31, 2000, Bargo owned interests in a total of 3,993 gross (1,396 net) producing wells, of which 1,433 gross wells are operated by Bargo (including 93 Bargo-operated wells attributable to the California Coles Levee properties that Bargo sold on January 12, 2001).

         In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interest in gross wells or gross acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or gross acres.

PRODUCTIVE WELLS AND ACREAGE

Shown below are tabulations of the productive wells and estimates of Bargo's net interest in total proved reserves of crude oil, condensate, natural gas liquids and natural gas as of December 31, 2000, based on information prepared by Bargo's Reserve Engineers. All wells are located in the United States.


                                PRODUCTIVE WELLS
                       ------------------------------------
                          Gross                  Net
                          -----                 ----

             Gas            176                     84
             Oil          3,817                  1,312
                          -----                  -----
             Total        3,993                  1,396
                          =====                  =====


Productive oil and gas wells attributable to Bargo's California Coles Levee properties which were sold January 2001 were 93 gross and net operated wells.

The following table sets forth developed and undeveloped acreage owned by Bargo as of December 31, 2000. The table includes acreage attributable to Bargo's Coles Levee California properties. On January 12, 2001, Bargo sold its developed and undeveloped Coles Levee California acreage.

                         DEVELOPED ACREAGE                UNDEVELOPED ACREAGE                 TOTAL ACREAGE
                        GROSS          NET                GROSS           NET               GROSS          NET
- ------------------------------------------------------------------------------------------------------------------
Texas                 190,406         73,574             10,688          9,856             201,094        83,430
New Mexico             47,581         12,837                                                 2,357         1,789
Oklahoma                5,795          2,684              1,630             98               7,425         2,782
Louisiana               2,088            995                                                 2,088           995
Mississippi               460             62                                                   460            62
California             11,366         11,366              8,634          8,634              20,000        20,000
- ------------------------------------------------------------------------------------------------------------------
Total                 257,696        101,518             20,952         18,588             233,424       109,058



OIL AND NATURAL GAS RESERVES

         Presented below are the estimated quantities of proved developed and proved undeveloped reserves of oil and natural gas and the Present Value of Future Net Revenues (before income taxes) and Standard Measure of proved reserves owned by Bargo as of December 31, 2000.

                     PROVED RESERVES AS OF DECEMBER 31, 2000

Proved developed:
      Oil (MBbls).......................................................  32,482
      Gas (MMcf)........................................................  70,968
      Total (MBOE)......................................................  44,310

Proved undeveloped:
      Oil (MBbls).......................................................  16,010
      Gas (MMcf)........................................................  24,113
      Total (MBOE)......................................................  20,029

Total Proved:
      Oil (MBbls).......................................................  48,492
      Gas (MMcf)........................................................  95,081
      Total (MBOE)......................................................  64,339
Discounted Present Value Before Income Tax, M$.......................... 786,661(1)
Standardized measure of proved reserves, M$............................. 517,215

         (1) Discounted at 10% present value as December 31, 2000 (prices held constant). The amounts are before income taxes.

         The Reserve Engineers prepared the estimates of net proved reserves and the future net cash flows (and present value thereof) attributable to such proved reserves. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31, 2000, without escalation. The reserves were determined using both volumetric and production performance methods. Reserves as of December 31, 2000 include reserves attributable to Bargo's Coles Levee California properties, which were sold on January 12, 2001.

         Petroleum engineering is not an exact science and involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Consequently, reserve estimates are imprecise and are subject to change as additional information becomes available. Estimates based upon short periods of production may not be as reliable as those based upon longer production histories. Further, estimates of oil and gas reserves, of necessity, are projections based on engineering data. As a result of the uncertainties inherent in the interpretation of such data, there can be no assurance that Bargo's estimated oil and gas reserves would ultimately be developed. Estimates of the reserves and future net revenues involve projecting future results under current operating and economic conditions. Actual production, revenues, taxes, development expenditures and operating expenses may not occur as estimated. Product prices vary over time due to market forces, which are beyond Bargo's control. Bargo has not filed any reports with other federal agencies that contain an estimate of total proved net oil and gas reserves.

         The following table sets forth certain information about the estimated proved reserves of Bargo as of the dates set forth below.



                                                                   PROVED RESERVES
                                                             ------------------------------

                                                                  Oil &
                                                               Natural gas
                                                              ------------
                                                                 Liquids           Gas
                                                                 -------           ---
                                                                 (BBLS)           (MCF)
             Balance, December 31, 1998                        3,569,000        69,454,000

             Purchase of minerals in place                     8,589,000         3,003,000
             Revisions of previous estimates                   4,626,000         8,398,000
             Production                                         (627,000)       (3,762,000)
             Sales of minerals in place                           (1,000)          (39,000)
                                                              ----------        ----------
             Balance, December 31, 1999                       16,156,000        77,054,000

             Purchase/sale of minerals in place               34,373,000        35,946,000
             Revisions of previous estimates                   1,296,000       (16,545,000)
             Production                                       (3,348,000)       (7,625,000)
             Extensions and discoveries                           15,000         6,251,000
                                                                --------        ----------
             Balance, December 31, 2000                       48,492,000        95,081,000

The following tables summarize the net production owned by Bargo and produced to its interest, less production and royalties due others, for all properties in which Bargo had an interest during the periods indicated. The net production to Bargo increased during 2000 as a result of the Texaco acquisition which closed on March 31, 2000.


OPERATIONS

ANNUAL PRODUCTION                               2000                 1999
                                                ----                 ----
Barrels of oil equivalents (BOE)               4,619,000          1,254,000
Natural gas (MCF)                              7,625,000          3,762,000
Oil, natural gas liquids & condensate (BBLS)   3,348,000            627,000

DAILY PRODUCTION


                                                     Year Ended December 31,
                                                    2000                1999
                                                   -----------------------------
Average net daily production
         Gas (MCF)                                  20,890             10,307
         Oil and NGL (Bbls)                          9,172              1,718

Average sales price
         Gas ($ per MCF)                            $ 4.17             $ 2.25
         Oil and NGL ($ per Bbl)                    $29.50             $20.10


         Average sales prices do not include the effects of hedging. Including the effects of hedging, the average sales price per bbl was $28.04 in 2000 and $18.74 in 1999, and the average sales price per mcf was $4.03 in 2000 and $1.96 in 1999.

         The average production cost per barrel of oil equivalent, which includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes, were $8.72 for 2000 and $6.13 for 1999. To facilitate comparisons, units of production are expressed in common units, with gas converted to a common unit of oil production on the basis of six MCF of gas for one Bbl of oil.

         Bargo sells gas on a contract basis to one of several purchasers in each of the areas in which it has productive gas wells. Bargo sells oil at posted field prices to one of several purchasers in each of the areas in which it has productive oil wells. See "Item 1 and 2. Business and Properties - Oil and Gas Marketing and Major Customers".

DRILLING ACTIVITIES

         The wells drilled by Bargo during the periods indicated are summarized in the following table.



                                             Year Ended December 31,
                                   2000                          1999
                           -----------------------------------------------------
                           Gross       Net               Gross           Net
                           -----------------------------------------------------
Development
  Gas                        6         1.0                   3           .08
  Oil                       65         6.8                   --          --
  Non-productive            --         --                    --          --
                           -----------------------------------------------------

Totals                      71         7.8                   3           .08
                           =====================================================

Exploratory
  Gas                      --          --                    --          --
  Oil                      --          --                    --          --
  Non-productive           --          --                    --          --
                           -----------------------------------------------------
Totals                     --          --                    --          --
                           =====================================================



The following describes Bargo's principal oil and gas properties:

EAST TEXAS REGION

         East Texas Field, Sand Flat/Hitts Lake Field. Bargo's interest in the East Texas region is comprised of working interests in the East Texas field, South Kilgore unit and Sand Flat/Hitts Lake field, located in Gregg and Rusk counties. Bargo owns 36,107 gross (32,000 net) acres and has an average 90.0% working (70.0% net revenue) interest in 932 producing wells in the region, 826 of which Bargo operates. Bargo acquired its position in the region through a series of strategic purchases from Arco in 1999 and Texaco in 2000. Bargo has increased production from the South Kilgore unit from an average of 21 MBbls per month in 1999 to an average of 28 MBbls per month in 2001 through waterflood utilization. Bargo also lowered production costs by approximately 10%.

GULF COAST REGION

         Raccoon Bend Field. Bargo is the operator and holds a 100% working (80% net revenue) interest in 7,316 gross (7,060 net) acres in the Raccoon Bend field located in Austin and Waller Counties, Texas, approximately 60 miles northwest of Houston. The field was acquired by Bargo from Exxon/Mobil in May 1999. Current daily net production from the field is 480 Bbls per day. A new 3-D seismic program has recently been acquired and is currently being interpreted. Since discovery of the field in 1920, there have been in excess of 400 wells drilled in the field of which 77 are actively producing, 12 are salt-water disposal and 77 are shut-in.

         Cross Creek Field. Bargo is the operator and holds a 100% working (75% net revenue) interest in 1,500 acres in the Cross Creek field, located in northeastern Harris County, Texas, just north of the city of Houston. It was discovered in 1993 by Chevron and produces from the geopressured upper Wilcox sandstones at a depth of 11,000 feet.

         San Miguel Creek Field. Located in McMullen County, Texas, this field is operated by Exxon and Lakewood Operating Co. Bargo's working interest in the field ranges from 33% to 50% with a net revenue interest ranging from 25% to 40%. The field was discovered in 1953 by Humble Oil and is a deep seated salt dome with numerous faults. Since its discovery, there have been in excess of 70 wells drilled in the field, of which 12 are currently producing.

         Bright Falcon Field. Bargo owns an average 33-47% working (25-36% net revenue) interest in this field. Operated by Cox and Perkins, the Bright Falcon field is located along the Texas Gulf Coast in Jackson County. Four wells are currently producing.

         North East Limes Field. Bargo owns a 10% working (7.5% net revenue) interest in this field, which is located in Live Oak County, Texas. Operated by Southern Resources Company, there are currently seven producing wells. Most wells in the field also have proved behind pipe reserves. Seven additional proved, undeveloped drilling locations have been identified.

         Candy B Field. Bargo is the operator and owns a 67.2% working (52.5% net revenue) interest in this field. Located along the Texas Gulf Coast in San Patricio County, two wells with proved developed (behind pipe) reserves are currently producing. Bargo has identified two proved undeveloped drilling locations.

         North Leroy Field. Bargo's working interest in this field ranges from 87.5% to 63.0% with a net revenue interest ranging from 61.0% to 51.0%. Operated by Alpine Resources and Bargo, the North Leroy field is located in southern Louisiana in Vermilion Parish. Bargo owns 1,090 gross (750 net) acres where two wells produce from Oligocene age Frio sandstones. Bargo owns an additional 184 undeveloped acres in the field.

PERMIAN REGION

         Bargo's interest in the Permian region encompasses six major fields and several other small fields/units. Major fields in the region include Bedford, Goldsmith, Levelland/Slaughter, Penwell, TXL and Wasson. Bargo increased its position in the region with the purchase of the Texaco properties in early 2000. As of December 31, 2000, Bargo owned approximately 205,340 gross acres and operated 104 producing wells in the Permian region.

         TXL Field. The TXL field is located on the Central Basin Platform in Ector County, Texas. The field is comprised of the TXL North unit and several small Bargo operated leases. Bargo acquired both leasehold and fee mineral interests in this field in the package of properties purchased from Texaco in early 2000. Bargo owns a 20.1% working (17.5% net revenue) interest and a 7.5% royalty interest in the TXL North unit, which is comprised of 8,560 acres. Anadarko, as operator, has plans to continue downspacing and waterflood conversions in the TXL North unit.

         Levelland/Slaughter Field. The Levelland/Slaughter field is located in Hockley and Cochran Counties, Texas. Bargo's interest in the field is comprised of several units, the largest being the Central Levelland, Southeast Levelland, and Mallet units, each of which produces from the San Andreas formation. Bargo owns a 44.6% working (39.1% net revenue) interest in the Central Levelland unit, comprised of approximately 5,188 acres. Oxy Permian is the operator of the Central Levelland unit. Bargo owns a 6.2% working (5.4% net revenue) interest in the Southeast Levelland unit, comprised of approximately 5,800 acres. Oxy Permian is the operator of the Southeast Levelland unit. Bargo owns a 10.9% working (9.5% net revenue) interest in the Mallet unit, comprised of approximately 5,000 acres. ExxonMobil is the operator of the Mallet unit. Additional leases/units in the field include West RKM, Whirley, Smyer and East RKM.

         Wasson Field. The Wasson field is located in Yoakum, Terry, and Gaines Counties, Texas, and produces from the San Andreas formation. Geologically, the Wasson field is located in the Midland Basin. Bargo's interest in the field consists of several leases/units, including the Yoakum Wasson Clearfork, Brahaney, and Reeves units, which Bargo acquired from Texaco in the first quarter of 2000. Bargo owns a 15.4% working (13.4% net revenue) interest in the Yoakum Wasson Clearfork unit, which is comprised of approximately 7,682 acres. The unit is operated by Oxy Permian.. Bargo owns a 36.8% working (31.7% net revenue) interest in the Brahaney unit, which is comprised of approximately 4,440 acres located in Yoakum County, Texas. Apache is the operator of this unit. Proved undeveloped and infill drilling locations have been identified and are currently being drilled. Bargo owns a 10.1% working (7.7% net revenue) interest in the Reeves unit, operated by Devon.

         Goldsmith Field. Bargo acquired a 25.0% working (25.0% net revenue) interest in the Goldsmith field from Texaco in the first quarter of 2000, with Texaco retaining a 33.3% royalty interest. Chevron is the operator of the field. Bargo's interest in the Goldsmith field is comprised of one major unit, the C.A. Goldsmith, comprised of 20,480 acres of fee minerals in Ector County, Texas. There is 3-D seismic data relating to the C.A. Goldsmith unit available from Texaco.

         Penwell Field. Bargo's interest in the Penwell field is comprised of three units/leases which include the West Jordan, North Penwell and Jordan University units. Bargo acquired this field in the package of properties purchased from Texaco in the first quarter of 2000. Bargo owns a 18.9% working (16.6% net revenue) interest in the North Penwell unit, comprised of approximately 7,761 acres located in Ector County, Texas. Phillips Petroleum Company is the operator of the unit. Bargo owns a 42.1% working (38.3% net revenue) interest in the West Jordan unit, comprised of approximately 1,935 acres located in Ector and Crane Counties, Texas. Devon is the operator of the unit. Bargo owns a 16.3% working (14.3% net revenue) interest in the Jordan University unit, comprised of approximately 3,819 acres located in Ector County, Texas. Citation Oil and Gas is the operator of the unit.

         Bedford Field. The Ratliff Bedford Lease, located in Andrews County, Texas, and operated by Oxy Permian, consists of approximately 7.5 square miles as defined by the current operating agreement. Bargo purchased its 25% working (21.9% net revenue) interest from Texaco, which retained a 1/8th royalty interest in the field. Oxy Permian drilled three successful wells in the field during 1999 and is continuing development activities. The field's principal producing interval is currently being produced with the support of a peripheral waterflood. Three-dimensional seismic over the field is available.

MIDCONTINENT AREA

         Bargo's Panhandle properties have long-lived oil and natural gas reserves. The gas produced is high in natural gas liquids, which enables Bargo to receive premium prices for its gas sold. In addition, the use of advanced hydraulic fracturing methods to complete development wells and fracturing of existing wells has increased recoverable reserves.

         Panhandle Field. Bargo has an interest in and operates 143 wells in Gray, Carson, Hutchinson, Moore and Roberts Counties, Texas, primarily in the Panhandle Field where Bargo owns an average 93% working (83% net revenue) interest. This field is on the Amarillo uplift west of the Anadarko Basin. Production is primarily oil, natural gas liquids and gas.

         Wakita Field. This field is located in Grant County, Oklahoma. Bargo owns an average 99.6% working (80.9% net revenue) interest in five producing wells in the field, which covers 860 acres in the Red Fork trend.

         Shawnee Townsite Field. Bargo owns a 11.2% working (8.95% net revenue) interest in this field, located in Pottawatomie County, Oklahoma. Vintage Petroleum, Inc. is the operator. Three proved, undeveloped drilling locations have been identified with drilling scheduled for 2001 and 2002.

TITLE TO PROPERTIES

         Bargo believes that it owns its oil and gas properties, subject to such exceptions which, in its opinion, are not so material as to detract substantially from the use or value of such properties. When Bargo acquires a property it acquires title opinions on the ownership of the properties for properties deemed material by Bargo. Bargo's properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by Bargo or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests existing under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect Bargo's rights to production revenues, they have been taken into account in calculating Bargo's interests and in estimating the size and value of Bargo's reserves. Bargo believes that the burdens and obligations affecting its properties are conventional in the industry for properties of the kind owned by Bargo.


OIL AND GAS MARKETING AND MAJOR CUSTOMERS

         All of Bargo's oil and gas marketing efforts are contracted out to EnerTrade, Inc., a Texas based oil and gas marketing consulting firm pursuant to an agreement terminable on 30-day notice. Bargo's strategy for product marketing is to achieve the highest market value while ensuring credit worthiness of the purchaser.

         Gas Sales. Substantially all of Bargo's marketing arrangements are month-to-month contracts structured to be tied to the appropriate regional index for the location in which the gas is produced. This allows for gas price hedging, as well as location based hedging. Bargo's largest gas volumes during 2000 were at Coles Levee, Bright Falcon and TXL. Coles Levee gas is sold on a month to month contract tied to the SOCAL Border Index with various purchasers including Southern Energy Marketing and ARCO Western Energy. Both Bright Falcon and TXL are outside operated and Bargo's proportionate share of the production is sold to various purchasers based on the operators existing contract. Bargo sold its interests in its Coles Levee field in January 2001. See Recent Developments.

         Oil Sales. Bargo's liquid contracts are month-to-month contracts structured to be tied to the Cushing WTI price with appropriate transparent adjustments for location, grade, and transportation. Bargo typically uses NYMEX prompt month index or a Plats P Plus index for Cushing value. This also allows for liquid price hedging, as well as location and grade hedging. The largest liquid volume is from Bargo's East Texas properties. Oil is currently sold to Sunoco, Inc. under a month-to-month contract tied to Cushing Plats P Plus price less a transportation discount.

         Due to the availability of other markets and pipeline connections, Bargo does not believe that the loss of any single oil or natural gas customer would adversely affect Bargo's results of operations.

         Bargo implements oil and gas hedges as it deems appropriate to ensure minimum levels of cash flow or as market conditions are believed to create an opportunity to increase cash flows.

         Bargo's hedging activities are described in greater detail in the Market Risk Disclosure; Hedging Section in Item 6.

COMPETITION

         The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater than those of Bargo. Many competitors also have substantially larger staffs and facilities than those of

Bargo. The availability of a ready market for Bargo's oil and gas production depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

REGULATION

         General. Domestic development, production and transportation of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment, frequently increasing the regulatory burden on the industry. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for noncompliance. The following discussion of oil and gas industry regulation is summary in nature and is not intended to cover all regulatory matters that could affect Bargo.

         State Regulation. State statutes and regulations require permits for drilling operations and construction of gathering lines, as well as drilling bonds and reports concerning operations, often creating delays in drilling, completing new wells and connecting completed wells. Texas and other states in which Bargo conducts operations also have statutes and regulations governing conservation matters, including regulation of the size of drilling and spacing or pro-ration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements on the ratability of production. Many states including Texas also have regulatory mechanisms that attempt to match monthly production to the market demand for oil and gas. Certain existing statutes or regulations may set limits below the rates at which oil and gas is currently produced from wells in which Bargo owns an interest or the prices received for its production.

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

         Although Order 636 does not actually regulate gas producers, FERC has stated that Order 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order 636 will have on Bargo as a producer. Furthermore, because the requirements of Order 636 are still relatively new it is impossible to predict what effect, if any, Order 636 will have on Bargo's gas marketing operations.

         The increasing complexity of the energy regulatory environment has prompted many producers, including Bargo, to rely on highly specialized experts for the conduct of gas marketing operations. The need for these specialized services is expected to continue.

         Energy Policy Act. The Energy Policy Act of 1992 (the "Energy Act") was enacted to promote vehicle fuel efficiency and the development of renewable energy sources such as hydroelectric, solar, wind and geothermal energy. Other provisions of the Energy Act include initiatives for reducing restrictions on certain natural gas imports and exports and for expanding and deregulating natural gas markets. While these provisions could have a positive impact on Bargo's natural gas sales on a long-term basis, any positive impact could be offset by measures promoting the use of alternative energy sources other than natural gas. The impact of the Energy Act on Bargo has not been material.

         Environmental. Bargo's activities are subject to various federal, state and local laws and regulations designed to protect the environment. Bargo does not conduct activities offshore. Operations on Bargo's onshore properties may generally be liable for clean-up costs to the federal government for up to $50 million for each discharge of oil or hazardous substances under the Federal Clean Water Act, up to $350 million for each oil discharge under the Oil Pollution Act of 1990 and for up to $50 million plus response costs for hazardous substance contamination under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (Superfund).

         Although no assurances can be made, Bargo believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings or the competitive position of Bargo with respect to its existing assets and operations. Bargo cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from Bargo's operations could have on its activities.

         Management believes that Bargo is in compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on Bargo.

EMPLOYEES

         As of December 31, 2000 Bargo had twenty (20) full-time employees all of whom are associated with Bargo's oil and gas activities. Bargo also contracts with various independent contractors for accounting, engineering, land research and fieldwork.

RISK FACTORS

         VOLATILITY OF OIL AND GAS PRICES; MARKETABILITY OF PRODUCTION. Bargo's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. Bargo's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of Bargo. Any substantial and extended decline in the price of oil or gas would have an adverse effect on Bargo's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

         Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

         In addition, the marketability of Bargo's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect Bargo's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on Bargo could be substantial. The availability of markets and the volatility of product prices are beyond the control of Bargo and represent a significant risk.

         RISKS OF EXPLORATION AND DEVELOPMENT. Exploration and drilling activities are generally considered to be of a higher risk than acquisitions of producing oil and gas properties. Additionally, certain of Bargo's wells seek to discover deposits of gas at deep formations and have more risk than wells seeking to develop hydrocarbons from shallow formations. No assurances can be made that Bargo will discover oil and gas in commercial quantities in its exploration and development operations. Expenditure of a material amount of funds in exploration for oil and gas without discovery of commercial quantities of reserves will have a material adverse effect upon Bargo.

         OPERATING HAZARDS AND UNINSURED RISKS. Bargo's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses to Bargo due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.

         Bargo maintains insurance of various types to cover its operations, including comprehensive general liability. Amounts in excess of base coverages are provided by an umbrella liability policy. In addition, Bargo maintains operator's extra expense coverage, which provides coverage for the control of wells drilled and/or producing and redrilling expenses and pollution coverage for wells out of control.

         No assurances can be given that Bargo will be able to maintain adequate insurance in the future at rates Bargo considers reasonable. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect Bargo's financial condition and results of operations.

         ESTIMATES OF OIL AND GAS RESERVES. This document contains estimates of oil and gas reserves, and the future net cash flows attributable to those reserves, prepared by T.J. Smith & Company, Inc. and Netherland, Sewell & Associates, Inc., independent petroleum and geological engineers (the "Reserve Engineers"). There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows attributable to such reserves, including factors beyond the control of Bargo and the Reserve Engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and estimates set forth herein. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a BOE basis, gas was converted to an oil equivalent at the ratio of six Mcf of gas to one Bbl of oil. While this ratio approximates the energy equivalency of gas to oil on a Btu basis, it may not represent the relative prices received by Bargo on the sale of its oil and gas production.

         The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to estimated proved reserves set forth in this document were prepared by the Reserve Engineers in accordance with the rules of the Commission, and are not intended to represent the fair market value of such reserves.

         ABILITY TO REPLACE RESERVES. Bargo's future success depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. As is generally the case in the Gulf Coast region, many of Bargo's producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, Bargo must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful exploration or acquisition activities, Bargo's reserves and revenues will decline rapidly. No assurances can be given that Bargo will be able to find and develop or acquire additional reserves at an acceptable cost.

         The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that Bargo's exploitation and development activities will result in any increases in reserves. Bargo's operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment. In addition, the costs of exploration and development may materially exceed initial estimates.

         SUBSTANTIAL CAPITAL REQUIREMENTS. Bargo makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, Bargo has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and issuance of debt and equity securities. Bargo believes that it will have sufficient cash flows provided by operating activities, proceeds of equity offerings and borrowings under its credit agreement to fund planned capital expenditures. Bargo makes solicited and unsolicited offers for the acquisition of oil and gas properties in the normal course of business.

         If revenues or Bargo's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, Bargo may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

         HEDGING OF PRODUCTION. Part of Bargo's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. See "Item 1 and 2. Business and Properties--Oil and Gas Marketing and Major Customers." In a typical hedge transaction, Bargo will have the right to receive from the counterparties to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, Bargo is required to pay the counterparties this difference multiplied by the quantity hedged. Bargo is required to pay the difference between the floating price and the fixed price (when the floating price exceeds the fixed price) regardless of whether Bargo has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require Bargo to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent Bargo from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

         ENVIRONMENTAL AND OTHER REGULATIONS. Bargo's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. See "Item 1 and
2. Business and Properties - Regulation." These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from Bargo's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on the operating costs of Bargo, as well as on the oil and gas industry in general.

         Bargo's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Moreover, Bargo could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on Bargo's financial condition and results of operations. Bargo maintains insurance coverage for its operations, including limited coverage for sudden and accidental environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, Bargo does not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, Bargo may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of its properties in the event of certain environmental damages.

         The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on Bargo.

         MARKETS. Bargo's ability to market oil and gas from its wells depends upon numerous factors beyond Bargo's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternative fuel sources, the effects of inclement weather, and state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. No assurance can be given that Bargo will be able to market all of the oil or gas produced by Bargo or that favorable prices can be obtained for the oil and gas Bargo produces.

         In view of the many uncertainties affecting the supply and demand for oil, gas and refined petroleum products, Bargo is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on Bargo. Management does not believe that the loss of any of Bargo's oil purchasers would have a material adverse effect on Bargo's operations. Additionally, since substantially all of Bargo's gas sales are on the spot market, the loss of one or more gas purchasers should not materially and adversely affect Bargo's financial condition.

MINERAL HOLDINGS

         Bargo holds a variety of mineral interests, none of which is in production. Bargo intends to sell these holdings or, in the event that a sale is not feasible, enter into sublease or joint venture arrangements with third parties. Bargo's mineral holdings are not material to Bargo's business.

EXECUTIVE OFFICES

         Bargo's principal executive offices, consisting of approximately 22,814 square feet of office space located at 700 Louisiana, Suite 3700, Houston, Texas 77002, are rented from an unrelated party at a current rate of $27,799.00 per month, under a lease expiring August 31, 2002.

- --------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

         On March 2, 2001, Bargo was named as a defendant in Stallion Energy, Inc. v. Bargo Energy Company and Bellwether Exploration Company, Cause No. 34,523, in the 84th Judicial District Court of Hutchinson County, Texas, in connection with a proposed sale of certain of its assets for approximately $9.75 million. Stallion's complaint does not request any amount in damages and as a result Bargo is unable to quantify the damages, if any, it may owe in connection with this matter. Bargo intends to defend this matter vigorously. Bargo does not believe that any damages it may be required to pay in connection with this action would cause a material adverse effect to Bargo or its business.

         In addition, Bargo is a party to various routine legal proceedings that are incidental to its business activities. Bargo insures against the risk of these proceedings to the extent it deems prudent, but Bargo cannot assure you that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to its business activities. Bargo does not, however, believe the pending legal proceedings, individually or taken together, will have a material adverse effect on its results of operations or financial condition.

- --------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------

         No matters were submitted to a vote of the shareholders during the fourth quarter of 2000.

                                     PART II

- --------------------------------------------------------------------------------
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS
- --------------------------------------------------------------------------------

         Bargo's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "BARG". The following table sets forth the high and low bid quotations for Bargo's Common Stock as reported on the OTC Bulletin Board for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions). Bargo's Common Stock has traded on a very limited basis during the preceding two years.

                                                Bid Quotation
                                      ---------------------------------
                                       High                      Low
                                      ---------------------------------
2000
Quarter ended March 31                 $3.00                     $0.34
Quarter ended June 30                  $1.88                     $0.69
Quarter ended September 30             $1.75                     $1.00
Quarter ended December 31              $1.72                     $0.69


1999
Quarter ended March 31                 $0.51                     $0.26
Quarter ended June 30                  $0.47                     $0.22
Quarter ended September 30             $0.69                     $0.16
Quarter ended December 31              $0.69                     $0.25

         As of March 1, 2001, Bargo's Stock was quoted on the OTC Electronic Bulletin Board at a closing bid of $1.12.

         On March 1, 2001, Bargo had approximately 825 shareholders.

         Bargo has not paid dividends on the Common Stock and intends to retain its cash flow from operations, net of preferred stock dividends, for the future operation and development of its business. In addition, Bargo's primary credit facility and the terms of the outstanding preferred stock restrict payments of dividends on its Common Stock.

         Bargo has declared the dividends on the Preferred Stock and anticipates that these dividends will be paid in connection with the merger. If the merger does not occur prior to May 14, 2001, Bargo intends to redeem the preferred stock by drawing upon its credit facility. Any such draw down will require consent of the lenders under the credit facility and there can be no assurance that the consent can be obtained.

UNREGISTERED SALES OF SECURITIES

         During the three years ending December 31, 2000 Bargo sold securities without registration under the Securities Act of 1933 in the following transactions:

         On May 14, 1999, Bargo issued and sold to Kayne Anderson Energy Fund, L.P., BancAmerica Capital Investors SBIC I, L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos Partners SBIC II, L.P., Energy Capital Investment Company PLC, EnCap Energy Capital Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap Energy Capital Fund III, L.P. and SGC Partners II LLC shares of a newly created class of preferred stock. Five million shares of Bargo's Cumulative Redeemable Preferred Stock, Series B were issued in exchange for an aggregate purchase price of $50 million. As additional consideration, Bargo issued an aggregate of 43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis).

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

         In February 1999, Bargo issued 37,720 shares of common stock pursuant to previously granted stock options at an exercise price of $.267

         In December 1998, Bargo acquired substantially all of the assets and liabilities of BER Partnership, Ltd. for $2 million and 100,000 shares of preferred stock.

         In December 1998, Bargo issued an aggregate of 8,333,333 shares of common stock to BEC Partnership and TJG Investments, Inc. in exchange for the cancellation of outstanding debt aggregating $4 million.

         In October 1998, Bargo acquired an additional interest in the Shawnee Townsite Unit and acquired an interest in the Gin Unit from NCI Reserves, Ltd., Southwest Sulfur & Oil, Inc., Wayne Newkumet, and Castello Enterprises, Inc. for 280,000 shares of common stock.

         In August 1998, Bargo acquired certain producing properties from BER Partnership, L.P. for $5.8 million, 4.7 million shares of common stock and a warrant for 250,000 shares of common stock and the EnCap entities agreed to modify and extend their outstanding loans in exchange for 2.8 million shares of common stock. In conjunction with an employment agreement entered into as part of this transaction, B. Carl Price was issued 350,000 options to purchase common stock.

         In July 1998, Bargo issued 110,000 shares of common stock pursuant to previously granted stock options at an exercise price of $.53125.

         In May 1998, Bargo issued 150,000 shares of common stock to NCI Enterprises, Inc. for the acquisition of an interest in the Shawnee Townsite Unit, valued at $37,500. In conjunction with this transaction, Bargo issued 31,238 common shares to EnCap Equity 1994 and 18,762 shares to Energy Capital Investment Company PLC valued at $7,809.50 and $4,690.50, respectively.

         The securities issued in the transactions described above (other than the reincorporation) were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof. Each purchaser was provided with business and financial information respecting Bargo and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves with respect to Bargo. Each of the persons acquiring such securities acknowledged in writing that such person was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption there from; that such person must bear the economic risk of the investment for an indefinite period; and that Bargo would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on Bargo's stock transfer records.

- --------------------------------------------------------------------------------
            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION
- --------------------------------------------------------------------------------

GENERAL

         Bargo is a domestic independent oil and gas developer and producer. Bargo's revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas and Bargo's ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Bargo's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and gas prices.

         Bargo's operations have been significantly impacted by acquisitions and dispositions of oil and gas properties. In March 2000, Bargo completed the acquisition of properties from various subsidiaries of Texaco for a gross purchase price of $161.1 million, before closing adjustments of approximately $20 million. The purchase price continues to be subject to potential adjustment pursuant to final accounting per the purchase and sale agreement(s). Estimated net proved reserves attributable to the Texaco properties on January 1, 2000 was
53.8 MMBOE. The effective date of the purchase was January 1, 2000.

         Bargo uses the full cost method of accounting for Bargo's investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool." Oil and gas properties in the pool, plus estimated future expenditures to develop proved reserves and future abandonment, site remediation and dismantlement costs, are depleted and charged to operations using the unit of production method based on the portion of current production to total estimated proved recoverable oil and gas reserves. To the extent that such capitalized cost (net of depreciation, depletion and amortization) exceed the discounted future net cash flows on an after-tax basis of estimated proved oil and gas reserves, such excess costs are charged to operations. Once incurred, the write down of oil and gas properties is not reversible at a later date even if oil or natural gas prices increase.

         Bargo does not have a specific acquisition budget because of the unpredictability of the timing and size of forthcoming acquisition activities. There is no assurance that Bargo will be able to identify suitable acquisition candidates in the future, or that Bargo will be successful in the acquisition of producing properties. In order to finance any possible future acquisitions, Bargo will either use borrowings available under its credit facility or Bargo may seek to obtain additional debt or equity financing in the public or private capital markets. Further, there can be no assurances that any future acquisitions made by Bargo will be integrated successfully into Bargo's operations or will achieve desired profitability objectives.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137 and SFAS 138). This standard is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for Bargo). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Upon adoption on January 1, 2001, the cumulative effect of the adoption of this accounting pronouncement results in a non-cash charge to net income of $3.2 million and a non-cash charge to other comprehensive income of $5.9 million. The charge to other comprehensive income relates to certain oil and natural gas hedges for the Coles Levee field which were entered into during the fourth quarter in anticipation of the sale of the field and have been designated as cash flow hedges. On January 12, 2001 the Coles Levee field was sold and these oil and natural gas derivatives were assigned to the buyer.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The provisions of this pronouncement were to be adopted, if applicable, by Bargo in the three-month period ended June 30, 2000. There was no effect of this pronouncement on Bargo's financial position or results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 for certain issues and generally was effective July 1, 2000. This Interpretation had no effect on the financial position or results of operations of Bargo.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. This pronouncement replaces SFAS 125. As it relates to Bargo, the statement provides that a liability be de-recognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore a liability is not considered extinguished by an in-substance defeasance. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Bargo believes that the statement will not have a material effect on its financial position or results of operations.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2000 and 1999

         Revenues. Total revenues in 2000 increased to $124.8 million from $19.1 million in 1999, primarily due to an increase in production from Bargo's oil and gas property acquisitions. This represents a 553% increase over 1999. Production for 2000 increased by 3,365 MBOE, or 268%, to 4,619 MBOE versus 1999. This increased production is due to the Texaco acquisition completed in March 2000. The increase in revenues was also a result of an increase in average realized commodity prices from $20.10 per mbl in 1999 to $29.50 per mbl in 2000 and from $2.25 per Mcf in 1999 to $4.17 per Mcf in 2000.

         Expenses. Production costs increased to $40.3 million for 2000 from $7.7 million in 1999 due to the acquisition of properties from Texaco. General and administrative expenses increased to $10.3 million from $3.7 million in 1999 due to increased overhead associated with the Texaco acquisition as well as $1.15 million of non-recurring third party charges related to integrating the Texaco acquisition into Bargo's accounting system. Depreciation, depletion and amortization for the year ended December 31, 2000 was $18.7 million or $4.05 per BOE. For 1999, total depreciation, depletion and amortization was $4.9 million or $3.90 per BOE. This increase is primarily a result of increased production volumes resulting from the Texaco acquisition. Total interest expense for the year was $14.6 million (of which $4.5 million was non-cash amortization of debt issue costs), compared to $2.4 million for 1999. This increase is due to higher levels of indebtedness in 2000 associated with the Texaco acquisition.

         Net Income. Bargo had net income of $23.3 million in 2000 compared to net income of $663,000 in 1999. Income before income taxes and extraordinary items increased by $40.6 million to $41.1 million in 2000 compared to $522,000 in 1999. In 2000, Bargo recognized an extraordinary loss on extinguishment of debt of $1.5 million net of tax related to early payoff of the term portion of the credit facility with Chase and the write-off of loan costs associated with Bargo's previously existing credit facility. After taking into account accrued but unpaid dividends of $6.0 million for the year ended December 31, 2000 versus $3.5 million in 1999, income available to common shareholders increased from a loss of $2.8 million in 1999 to income of $17.3 million in 2000. The increase in preferred stock dividends in 2000 is due to the cumulative nature of the dividends as well as dividends accruing for the entire twelve months in 2000 versus only seven and one half months in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Bargo's primary sources of capital are its cash flows from operations, borrowings and issuance of debt and equity securities.

         Operating activities of Bargo during 2000 provided net cash of $55 million. Bargo acquired oil and gas properties totaling $161 million in 2000 (the Texaco and Coles Levee acquisitions). Investing activities in 2000 used net cash of $102.6 million, primarily due to the acquisitions referred to above. Financing activities in 2000 provided net cash of $52 million. Bargo had proceeds from the issuance of debt of $220.7 million (primarily to fund the Texaco acquisition) of which $156.4 million of debt was repaid primarily from property sale proceeds and operating cash flow.

         Operating activities of Bargo during 1999 provided net cash of $2.4 million. Bargo acquired oil and gas properties totaling $27.9 million in 1999 (the East Texas acquisition and Raccoon Bend acquisition). Investing activities in 1999 used net cash of $28.0 million, primarily due to the acquisitions referred to above. Financing activities in 1999 provided net cash of $26.8 million primarily due to the $50 million in gross proceeds from the issuance of redeemable preferred stock in May 1999, which was partially offset by the repayment of debt.

         At December 31, 2000, Bargo had working capital of $3.7 million which was a $1.8 million decrease from the $5.5 million working capital that Bargo had as of December 31, 1999. The decrease in working capital is primarily due to an increase in accrued oil and gas payables, including accrued income taxes payable of $11.0 million, which were offset by increased oil and gas receivables.

         Effective March 31, 2000, Bargo entered into a new credit agreement with Chase Bank of Texas and several other energy lending banks, with Chase serving as the administrative agent. Borrowings under the credit facility are secured by mortgages covering substantially all of Bargo's producing oil and gas properties. The credit agreement provides a commitment amount of $200 million with a current borrowing base of $120 million which became effective March 1, 2001 in connection with Bargo's sale of non-core properties in February
2001. In addition to the $200 million commitment, the credit facility also provided for a $45 million term loan which was scheduled to mature 9 months from the closing date. Bargo received commitments from several of its current stockholders to purchase preferred stock, and also received a commitment from one of its lenders to convert a portion of the loan into preferred stock, in an amount sufficient in the aggregate to repay this term loan in full. These commitments to purchase preferred stock at maturity of the term loan also provided for the issuance of common stock. Utilizing availability under the revolving credit facility, Bargo repaid the term loan in full on October 10, 2000.

         Bargo has a choice of two different interest rates under the credit facility; the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%)or the LIBO Rate plus an applicable margin. The applicable margin is computed based on Borrowing Base utilization ranging from 0%-.75% for Base Rate loans and 1.5%-2.25% for LIBO Rate loans. Bargo may convert any portion of the outstanding debt from one interest rate type to another in increments of $1,000,000 with a minimum transfer amount of $1,000,000.

         As of December 31, 2000 borrowings under the credit facility were $85,000,000. As of March 1, 2001, Bargo had $17 million outstanding under the credit facility and $103 million of unused commitment immediately available. Bargo used proceeds from the sale of its California Coles Levee properties in January 2001 and proceeds from non-strategic assets sold in February 2001 along with operating cash flow to pay down existing bank indebtedness.

         Bargo issued 5 million shares of its Cumulative Redeemable Preferred Stock, Series B in a May 1999 private placement. In connection with this transaction, Bargo issued an aggregate of 43,815,810 shares of its common stock to the investors in the private placement, equal to 40% of Bargo's then outstanding common stock (on a fully diluted basis). Bargo has the right, however, to repurchase 2,738,488 shares of the common stock issued to the investors if Bargo redeems all of the outstanding shares of the preferred stock prior to May 14, 2001.

         The preferred stock accrues dividends equal to 10% per annum and are payable quarterly. The dividend rate is subject to increase (but in no event to more than 16%) or decrease (but in no event to less than 10%) based upon Bargo's ratio of assets to liabilities, which is calculated on January 1 and July 1 of each year or at such other time as requested by the investors. Bargo may redeem the preferred stock at any time and must redeem it upon the occurrence of certain events, including upon the fifth anniversary of the issue date or upon a change of control. A change of control is deemed to occur upon any merger, reorganization, purchase or sale of more than 50% of Bargo's voting securities, the sale of substantially all of the assets of Bargo or at any time Tim Goff ceases to serve as Bargo's Chief Executive Officer. Bargo is prohibited from taking certain actions, including authorizing, creating or issuing any shares of capital stock, amending the articles of incorporation of Bargo and authorizing a merger or change of control, without the consent of the holders of a majority of the outstanding shares of Preferred Stock.

         Bargo currently intends to either redeem the preferred stock prior to May 14, 2001 at an approximate cost of $61 million or, if the merger occurs prior to that date, such shares will be redeemed in connection with the merger. If Bargo redeems the preferred stock prior to the closing of the merger, it intends to finance that redemption by drawing down upon its credit facility. Any such drawdown will require consent of the lenders under the credit facility and there can be no assurance that the consent can be obtained.

         Bargo has committed to $3.7 million of capital expenditures for 2001 relating to its oil and gas properties. Funding for these expenditures is expected to be made from available cash flow from operations or from borrowings under Bargo's existing credit facility.

INFLATION

         Bargo's activities have not been, and in the near term are not expected to be, materially affected by inflation. Bargo's oil exploration and production activities are generally affected by prevailing prices for oil, however.

MARKET RISK DISCLOSURE; HEDGING

         Bargo implements oil and gas hedges as it deems appropriate to ensure minimum levels of cash flow or as market conditions are believed to create an opportunity to increase cash flows.

         In 1999, approximately 50% (or 150,000 MMBTU per month) of current natural gas production was hedged through calendar year 1999. For Bargo's South Coles Levee production a hedge was in place for 65,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.45 per MMBTU based on Southern California border prices. For Bargo's Gulf Coast properties a hedge was in place for 85,000 MMBTU at prices ensuring a floor of $2.00 per MMBTU and a ceiling of $2.04 per MMBTU based on Houston Ship Channel pricing.

         At December 31, 1999 collars were in place for portions of Bargo's oil production for October 1 through September 2000 at floors of $18.00 and ceilings of $20.75 and $23.08 per Bbl. Contracted volumes totaled 50,200 Bbls per month declining each month to 42,000 BBls. Beginning in October 2000 through September 2001 Bargo arranged to have two swaps in place at $17.55 and $18.05 per Bbl. Contracted volumes totaled 41,350 Bbls per month declining to 34,300 Bbls per month. In December 2000, Bargo unwound the swaps in place for 2001 for $2.7 million. Per FAS 80, the cost to unwind is treated as an other asset at December 31, 2000 and the cost, net of tax, will be reflected in income based on the original hedge maturity dates.

         In addition to the hedges in place at December 31, 1999, Bargo entered into deriviative contracts in the first quarter of 2000 in relation to the Texaco acquisition. Bargo was required to place a floor on a portion of its production under the terms of its new credit agreement. The instruments cover approximately 75% (or approximately 190,000 Bbls per month) of estimated oil production related to the Texaco acquisition through calendar year 2001. Beginning in April 2000 through December 2000, Bargo had one contract in place at a floor of $22 per Bbl. From January 2001 through December 2001, Bargo has one contract in place at a floor of $21 per Bbl.

         In connection with Bargo's sale of the Coles Levee California properties in December 2000, Bargo entered into oil and natural gas hedges. These hedges were assigned to the buyer upon sale of the properties on January 12, 2001 and any gain or loss on these hedges was reimbursed to Bargo as an adjustment to the purchase price.

         As a result of the above hedging agreements, revenue was decreased by approximately $5.8 million for the year ended December 31, 2000.

         At December 31, 2000, the fair value and the carrying amount of these derivative instruments were:

                  Fair Value              Book Value
                   ($000's)                ($000's)
                 ----------               ----------
                 $(7,476.1)                $4,407.6

- --------------------------------------------------------------------------------
               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- --------------------------------------------------------------------------------

         The table of contents of the financial statements and supplementary data included in this report is contained in "ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K".


- --------------------------------------------------------------------------------
             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
- --------------------------------------------------------------------------------

         None

                                    PART III

- --------------------------------------------------------------------------------
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
- --------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age and position of each executive officer and director of Bargo.


                                                                                      Director
                                                                                        Term
         Name                       Age                       Position                 Expires
         ----                       ---                       --------                 -------
Tim J. Goff                         42               Chairman of the Board, Chief
                                                     Executive Officer                  2002

Jonathan M. Clarkson                50               President, Chief Operating
         **                                          Officer                            **
Thomas D. Barrow                    54               Director                           2001
D. Martin Phillips                  47               Director                           2001
Gary R. Petersen                    54               Director                           2002
J. Travis Hain                      41               Director                           **
Daniel M. Weingeist                 37               Director                           **
Brian D. Young                      47               Director                           **
V. Frank Pottow                     37               Director                           **

** Serves until the next annual meeting of shareholders.

         Officers serve at the pleasure of the board of directors. Biographical information for each of the executive officers and directors is presented below.

TIM J. GOFF

         Mr. Goff was appointed as chairman of the board of directors in August of 1998 and served as President and Chief Executive Officer from December 1998 until September 1999 when Jonathan M. Clarkson joined Bargo as President and Chief Operating Officer. Mr. Goff has over 19 years of oil and gas industry experience. Prior to his present position with Bargo, Mr. Goff was Managing Principal and Chief Executive Officer of BEC Partnership, which was formed in 1993 to acquire oil and gas properties. In the five years he ran BEC Partnership, Mr. Goff acquired more than $100 million of oil and gas properties. Prior to forming BEC Partnership, Mr. Goff served as Vice President of Special Projects and Assistant to the Chairman of the Board and CEO of Torch Energy Advisors, Inc. He holds a Bachelor of Business Administration Degree in Accounting from Central Arkansas University.

JONATHAN M. CLARKSON

         Mr. Clarkson joined Bargo in September 1999 as President and Chief Operating Officer. Mr. Clarkson has over 20 years of oil and gas industry experience. Prior to joining Bargo Mr. Clarkson was the Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. He had served as Senior Vice President and Chief Financial Officer since October 1989 and from May 1987 to September 1989, Mr. Clarkson was Ocean's Vice President and Treasurer. Prior to joining Ocean, Mr. Clarkson served as Senior Vice President of InterFirst Bank, Dallas, managing commercial lending functions in the Energy and U.S. Corporate Divisions. Mr. Clarkson received a bachelor of science in economics from Southern Methodist University and a master of management degree (MBA) in finance and accounting from the J.L. Kellogg Graduate School of Management - Northwestern University.

THOMAS D. BARROW

         Thomas D. Barrow has been a director of Bargo since August 1998. Mr. Barrow has over 25 years of oil and gas industry experience. Mr. Barrow was Managing Principal of BEC Partnership since its formation in 1993. Prior to forming BEC Partnership with Mr. Goff, he was co-founder and President of B&N Petroleum, Inc. Mr. Barrow is currently President of Barrow Energy Corporation and serves as a Director of Nuevo Energy Company, a New York Stock Exchange listed company.

D. MARTIN PHILLIPS

         D. Martin Phillips has been a director of Bargo since August 1998. Since November 1989, Mr. Phillips has been a Managing Director and principal of EnCap Investments L.L.C. which is a funds management and investment banking firm which focuses exclusively on the oil and gas industry. From 1978 to when he joined EnCap, Mr. Phillips served as Senior Vice President in the Energy Banking Group of NCNB Texas National Bank in Dallas, Texas. He has over 20 years of experience in energy banking. Mr. Phillips also serves as a Director of Breitburn Energy Company LLC, 3TEC Energy Corporation and is past president and on the board of the Houston Producers' Forum. Mr. Phillips holds B.S. and MBA degrees from Louisiana State University and has done post graduate work at the Stonier Graduate School of Banking at Rutgers University.

GARY R. PETERSEN

         Gary R. Petersen has been a director of Bargo since August 1998. Mr. Petersen is a co-founder and principal of EnCap Investments L.L.C. with over 25 years of energy experience. EnCap Investments specializes in procuring and managing institutional capital and providing merchant/investment banking services for exploration and production companies. Mr. Petersen had previously served as Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group for Republic Bank Corporation in Houston, Texas. He holds B.B.A. and M.B.A. degrees in finance from Texas Tech University and has done post graduate studies at American University in Washington D.C. and the Stonier Graduate School of Banking at Rutgers University. He is also a member of the Board of Directors of Nuevo Energy Inc., Energy Capital Investment Company and Equus II, Inc.

J. TRAVIS HAIN

         J. Travis Hain has been a director of Bargo since May 1999. Mr. Hain is Managing Director of Bank of America Capital Investors (formerly NationsBank Capital Investors, a merchant banking unit of Bank of America Corporation) where in 1992 he founded the Mezzanine Finance Group to make equity and mezzanine investments on behalf of certain banking subsidiaries. Prior to joining the bank in 1985, Mr. Hain worked at Manufacturers Hanover Trust. He has over 5 years of experience in energy banking. Mr. Hain serves on the boards of directors of FlexSol Holding Corp., and Tepco Energy Resources, Inc. and the board of managers of Titan Towers, L.L.C. and Lakeland Holdings, L.L.C.

DANIEL M. WEINGEIST

         Daniel M. Weingeist has been a director since May 1999. Mr. Weingeist is Managing Director, Energy Investments, of Kayne Anderson Investment Management, a registered investment advisor based in Los Angeles. He opened Kayne Anderson's Houston office in August, 1999 to focus on identifying investment opportunities as part of Kayne Anderson's focus on energy transactions. Prior to joining Kayne Anderson, Mr. Weingeist was a Managing Director and Principal at Torch Energy Advisors, a Houston-based company that provides capital and specialized outsourcing services. Prior to that he served as Vice President with EnCap Investments and as a Reservoir Engineer with Exxon. He holds a B.S. Petroleum Engineering and MBA from the University of Texas

BRIAN D. YOUNG

         Brian D. Young was elected a director of Bargo in May 1999. He has been a General partner of Eos Partners, L.P. (investment partnership) since January 1994. He is also a director of Black Box Corporation.

V. FRANK POTTOW

         V. Frank Pottow was elected a director of Bargo in November 1999. He is a Managing Director of SG Capital Partners, LLC, the North American merchant banking affiliate of French bank Societe Generale, since 1997. From 1996 to 1997 he was a Managing Director of Thayer Capital Partners, based in Washington, DC. From 1992 to 1996 he was a Principal of Odyssey Partners L.P., a private investment partnership with over $2 billion of capital under management. Mr. Pottow received a Masters of Business Administration Degree from Harvard Business School and a Bachelor of Science Degree in Economics from The Wharton School the University of Pennsylvania.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to Bargo during or respecting its last fiscal year, except as described below, no person who, at any time during the most recent fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities of Bargo or any other person known to be subject to Section 16 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

         Messrs. Goff, Barrow and Sowell each filed late Form 4's following the May 2000 distribution of shares owned by BER Partnership L.P. to the individual owners of that partnership.

- --------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
- --------------------------------------------------------------------------------

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth, for the time periods indicated, cash compensation received by persons serving as executive officers of Bargo during the last preceding fiscal year as well as cash compensation received by the next two most highly compensated employees of Bargo. No other executive officer was paid a salary and bonus that exceeded $100,000 for the most recent fiscal year.

                                                                            LONG-TERM COMPENSATION
                                                              ----------------------------------------------
                                ANNUAL COMPENSATION                     AWARDS                PAYOUTS
                           -------------------------------    ------------------------   -------------------
                                                     OTHER                  SECURITIES              ALL
                                                    ANNUAL     RESTRICTED   UNDERLYING             OTHER
                        YEAR                        COMPEN-      STOCK       OPTIONS/     L/TIP    COMPEN-
NAME AND PRINCIPAL      ENDED    SALARY     BONUS   SATION       AWARD(s)      SARS      PAYOUTS   SATION
POSITION               DEC. 31    ($)        ($)      ($)          ($)         ($)         ($)       ($)
                       --------  ------     ------  -------     ---------   ---------    -------   -------
                                                                             ($)
Tim J. Goff,           2000    $250,000    $230,000  $    --         --           --          --     $5,000(3)
Chairman & CEO         1999    $250,000    $ 50,000  $    --         --      5,654,641(4)     --     $4,800(3)
Director               1998    $ 25,000(1)

Jonathan M. Clarkson,  2000    $200,000    $500,000       --         --           --          --     $6,000(3)
President & COO,       1999    $ 66,666(2) $ --      $    --         --      5,000,000(5)     --     $2,667(3)
Director

Joseph G. Nicknish     2000    $135,000    $150,000       --         --           --          --     $4,050(3)
Vice President -       1999    $125,000    $ 25,000  $88,670(6)      --      2,375,039(6)     --     $3,750(3)
Engineering            1998    $ 20,832(7)

Thomas D. Worley       2000    $135,000    $125,000       --         --           --          --     $4,050(3)
Vice President -       1999    $125,000    $ 25,000  $88,670(6)      --      2,375,039(6)     --     $3,750(3)
Corp. Dev.             1998    $ 20,832(7)

     (1)  Tim J. Goff became CEO and President of Bargo on December 15, 1998.

     (2) On September 1, 1999, Jonathan M. Clarkson became President and COO of Bargo.

     (3) Represents Bargo's matching contributions under Bargo's Retirement Savings Plan.

     (4) On May 12, 1999, Bargo granted to Tim J. Goff 10-year options which vest over a three year period from the date of grant under Bargo's 1999 Stock Incentive Plan. These options have an exercise price of $.10 per share, based on the approximate market price (as determined by Bargo's board of directors) of Bargo's common stock on the date of grant.

     (5) On September 1, 1999, Bargo granted to Jonathan M. Clarkson 10-year options which vest over a three year period from the date of grant under Bargo's 1999 Stock Incentive Plan. These options have an exercise price of $.25 per share, based on the approximate market price (as determined by Bargo's board of directors) of Bargo's common stock on the date of grant.

     (6) On May 12, 1999, Bargo granted to Joseph G. Nicknish 1,903,729 ten-year options which vest over a three year period from the date of grant under Bargo's 1999 Stock Incentive Plan. These options have an exercise price of $.10 per share, based on the approximate market price (as determined by Bargo's board of directors) of Bargo's common stock on the date of grant. In addition, in December 1999, in exchange for 3,902,818 shares, Bargo assumed liabilities for stock to be assigned to the former employees of BER Partnership LP, BEC Partnership and TJG Investments, Inc. which had an interest in Bargo and which are owned in part by Mr. Goff. The obligation was extinguished when Bargo issued options (which were vested immediately) for the shares previously due to be assigned to these employees. Joseph G. Nicknish received 652,269 of these fully vested ten-year options which are exercisable six months from the date of grant. These options have an exercise price of $.01 per share. Bargo repurchased 180,959 of the fully vested $0.01 options from Joseph G. Nicknish for $.50 per share in December 1999. See Note 8 of Bargo's Notes to Consolidated Financial Statements for further discussion.

     (7) Mr. Nicknish and Mr. Worley became employees of Bargo on December 15, 1998.


OPTIONS GRANTED IN THE LAST YEAR

         There were no options granted in 2000.


AGGREGATE OPTION EXERCISES AND OPTION VALUES FOR 2000

The following table sets forth information respecting the exercise of options during the fiscal year ended December 31, 2000, by executive officers named in the Summary Compensation Table and the fiscal year end values of unexercised options.



                                                                   Number of             Value of
                                                                   Securities            Unexercised
                                                                   Underlying            In-the-Money
                                                                   Unexercised           Options
                                                                   Options at FYE        at FYE ($)  (1)
                               Shares Acquired     Value           Exercisable/          Exercisable/
    Name                       on Exercise (#)    Realized ($)     Unexercisable         Unexercisable
- ---------------------------------------------------------------------------------------------------
Tim J. Goff                           --              --           1,884,880/3,769,761   $1,225,172/$2,450,344
Jonathan M. Clarkson                  --              --           1,666,667/3,333,333   $833,333/$1,666,667
Thomas D. Worley                      --              --           1,105,886/1,269,153   $761,244/$824,949
Joseph G. Nicknish                    --              --           1,105,886/1,269,153   $761,244/$824,949

(1) Based on the closing price of $.75 for the last trade of the year over the OTC Bulletin Board on December 29, 2000.


EMPLOYMENT AGREEMENTS, DEFERRED SALARY AND BENEFITS

         On September 1, 1999, Bargo entered into Change of Control Agreements (the "Agreements") with Tim J. Goff and Jonathan M. Clarkson providing for certain benefits to each of them in the event that a "change of control" occurs during the three-year period after the execution of such agreement. Each Agreement is for a three-year term and is automatically extended from year-to-year unless either party gives six months prior notice of termination to the other party; provided that the term of each agreement shall be until the later of (i) two years following the date of a change of control which occurs during the term of the agreements and (ii) until all of the obligations of the parties are satisfied.

         Pursuant to the agreements, if either Messrs. Goff's or Clarkson's employment with Bargo is terminated within 24 months following a change of control by (a) Bargo for cause or disability, (b) by reason of such executive's death or (c) by such executive other than for good reason, Bargo will pay to such executive in a single lump sum cash payment an amount equal to all amounts of compensation, any unreimbursed expenses and any vacation pay that have been earned or accrued through the date of such termination but have not been paid as of such date. If either Messrs. Goff's or Clarkson's employment with Bargo is terminated within 24 months following a change of control (or, in certain cases, within six months prior to a change of control) for any reason other than as set forth in the prior sentence, each such executive is entitled to receive a single lump sum cash payment in an amount equal to the sum of (i) his accrued compensation and (ii) an amount determined by multiplying 2.0 (for Mr. Goff) and
3.0 (for Mr. Clarkson) times the executive's annual base salary in effect as of the date of the change of control or, if greater, any time thereafter. Based on current compensation levels, the total cash payments which could be incurred if Messrs. Goff and Clarkson were terminated as a result of a change in control is $1.1 million. The merger will require payments of $500,000 to Mr. Goff.

         The agreements also provide that all stock options held by Messrs. Goff and Clarkson shall automatically become fully exercisable notwithstanding any vesting or exercisability provisions.

         The Agreements also provide that if any payments to Messrs. Goff or Clarkson will be subject to any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended a "gross-up" payment will be made to place such executive in the same net after-tax position as would have been the case if no excise tax had been payable.

         Mr. Goff has entered into a Confidentiality and Non-Competition Agreement with Bargo pursuant to which he has agreed to keep certain confidential Bargo information confidential, to not hire or to recruit for third-parties any Bargo personnel and to not compete with Bargo in any of California, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma or Texas. In connection with the merger, Mr. Goff's Confidentiality and Non-Compete Agreement with Bargo was amended. Pursuant to the amendment, Bellwether's board has the right in its sole discretion to pay Mr. Goff up to $250,000 in consideration of his performance under the agreement. Under such agreement, Mr. Goff is required to disclose to Bargo any business idea, prospect, proposal, or other opportunity that he wishes to undertake which is engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons or related materials within the above states and has a value (including purchase price and expected capital investment requirements) of greater than $50 million. Bargo is required, within 20 days of disclosure, to notify Mr. Goff as to whether it desires either to pay a reasonable finders fee with respect to such opportunity and undertake such opportunity or waive its rights to undertake such opportunity in which case Mr. Goff is free to avail himself of such opportunity.

STOCK OPTION AND AWARD PLAN

         Bargo has adopted, and the shareholders have approved, a 1993 Employee Incentive Plan intended to advance the interests of Bargo by attracting competent executive personnel and other employees, ensuring the retention of the services of existing executive personnel and employees, and providing incentives to all of such personnel to devote the utmost effort and skill to the advancement and betterment of Bargo by permitting them to participate in the ownership of Bargo and thereby permitting them to share in increases in the value of Bargo which they will help to produce.

         The plan is administered by the board of directors or a committee appointed from time to time by the board of directors. Under the plan, the board or duly appointed committee may grant stock options, which may be incentive stock options as defined in the Internal Revenue Code, or options which do not qualify as incentive stock options, to directors and employees of Bargo who, in the opinion of the board or committee, are expected to contribute materially to Bargo's success in the future. All employees of Bargo are eligible to participate in the plan. A maximum of 1.6 million shares, subject to adjustment for certain events of dilution, are available for grant under the plan, provided, however, that in no event may the aggregate fair market value of shares of Bargo's common stock with respect to which incentive stock options is exercisable for the first time in any calendar year exceed $100,000.

         The exercise price of options granted under the plan may not be less than 100% of the fair market value of Bargo common stock on the date the option is granted in the case of Incentive stock options (110% of the fair market value in the case of 10% stockholders). All incentive stock options granted under the plan shall expire not later than ten years from the date of grant (5 years in the case of incentive stock options granted to 10% stockholders), and all nonqualified options shall expire at such date as the board or a duly appointed committee shall determine. The option price may be paid by cash or, at the discretion of the board or a duly appointed committee, by delivery of common stock or options already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

         The aggregate number of shares of common stock with respect to which options may be granted under the plan, the number of shares thereof covered by each outstanding option, and the purchase price per share thereof in each such option, shall be adjusted for any increase or decrease in the number of issued shares of common stock of Bargo resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares or other increase or decrease in such shares effected without receipt by Bargo of consideration approved by the board of directors of Bargo (an "Event of Dilution"), in amounts to prevent substantial dilution or enlargement of rights granted to or available for eligible employees. In the case of an incentive stock option, the ratio of the option price to the fair market value of the stock subject to the option immediately after the change must not be more favorable to the optionee on a share by share comparison than the ratio of the old option price to the fair market value of the stock subject to the option immediately before such transaction. All such adjustments shall be made by the board or a duly appointed committee, whose good faith determination shall be binding absent manifest error.

         The board of directors of Bargo may from time to time alter, amend, suspend, or discontinue the plan with respect to any shares of common stock as to which options have not been granted. However, no such alteration or amendment (unless approved by the stockholders) shall (a) increase (except in the case of an Event of Dilution) the maximum number of shares for which options may be granted under the plan either in the aggregate or to any eligible employee; (b) reduce (except in the case of an Event of Dilution) the minimum option prices which may be established under the plan; (c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the plan; (e) change the provisions of the preceding paragraph relating to Events of Dilution; or (f) materially increase the benefits accruing to the eligible employees under the plan.

         On June 6, 1998 the shareholders of Bargo approved an amendment to the 1993 Employee Incentive Plan increasing the number of authorized shares that may be granted under the Plan from 800,000 to 1,600,000 shares. An important element of Bargo's compensation program is the award of stock options. The increase in the total number of shares that may be granted under the Plan was made to ensure that select employees maintain a sufficient equity interest in Bargo as stock is issued in connection with the acquisition of additional oil and gas interests of Bargo and for other reasons. All other provisions of the Plan remain unchanged.

         In May 1999 the Board of Directors adopted the 1999 Stock Incentive Plan which provides for stock options to be granted to employees with exercise prices not less than the fair market value of the underlying common stock. These options will have a term of 10 years from the date of grant and will vest over a three year period from the date of grant. During the year ended December 31, 1999 approximately 26 million options were granted under this plan to employees of Bargo at exercise prices ranging from $.01 to $.50 per share. No options were granted under this plan in 2000.

- --------------------------------------------------------------------------------
                         ITEM 11. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------------------------------------------------------------------------------


         The following table sets forth information with respect to the ownership of shares of Common Stock and Preferred Stock as of January 31, 2001, by (i) each director and executive officer of Bargo, (ii) all executive officers and directors of Bargo as a group and (iii) each person known by Bargo to own beneficially more than 5% of the outstanding shares of Common Stock or Preferred Stock. To Bargo's knowledge, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated. The address for each director and beneficial owner of more than 5% of the outstanding shares of Common Stock is 700 Louisiana, Suite 3700, Houston, Texas 77002, unless otherwise indicated.


                                                              COMMON STOCK (1)          SERIES B PREFERRED STOCK (1)
                                                       -------------------------------- ------------------------------
                                                          AMOUNT                             AMOUNT
              NAME OF BENEFICIAL OWNER                   OF CLASS         PERCENT          OF CLASS         PERCENT
- ----------------------------------------------------------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
Thomas D. Barrow (2)                                       11,331,958          12.9%             -             -
Jonathan M. Clarkson (3)                                    1,666,667           1.9%             -             -
Tim J. Goff (6)                                            14,346,339          15.9%             -             -
J. Travis Hain (8)                                                  -              -             -             -
Gary R. Petersen (5)                                                -              -             -             -
D. Martin Phillips (5)                                              -              -             -             -
V. Frank Pottow (11)                                                -              -             -             -
Daniel M. Weingeist (9)                                             -              -             -             -
Brian D. Young (10)                                         4,384,581           5.0%       500,000         10.0%

Common Stock owned by all directors and executive
  Officers as a group (9 persons) (12)                     31,726,544          34.7%       500,000         10.0%

5% STOCKHOLDERS:
     Encap Investments, L.L.C. (4)                         17,839,602          20.3%     1,500,000         30.0%
     BACM I GP, LLC (8)                                    13,144,743          14.9%     1,500,000         30.0%
     Kayne Anderson Investment Management, Inc. (9)         8,763,162          10.0%     1,000,000         20.0%
     Richard A. Kayne (9)                                   8,763,162          10.0%     1,000,000         20.0%
     SG Capital Partners LLC (11)                           4,381,581           5.0%       500,000         10.0%
     Eos SBIC, Inc. (10)                                    3,417,633           3.9%       390,000          7.8%
     Eos SBIC II, Inc. (10)                                   635,329           0.7%        72,500          1.4%
     Eos Partners, L.P. (10)                                  328,619           0.4%        37,500          0.8%
     James E. Sowell (7)                                    9,208,457          10.5%            --            --


     (1) As of January 31, 2001 there were 87,935,885 shares of Common Stock and 5,000,000 shares of Preferred Stock outstanding.

     (2) Mr. Barrow shares voting and investment power with Barrow Investments, Ltd. with respect to 2,123,500 shares. Mr. Barrow has sole voting and investment power with respect to 9,208,458 shares. Mr. Barrow's address is P.O. Box 2588, Longview, Texas 75606.

     (3)  Includes 1,666,667 shares issuable upon currently exercisable options.

     (4) The address of EnCap Investments L.L.C. and each of the record holders described below is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Investments L.L.C. is (i) the general partner of EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., and EnCap Equity 1994 Limited Partnership, (ii) the manager of BOCP Energy Partners, L.P., and (iii) investment advisory to Energy Capital Investment Company PLC. These entities hold of record the following number of shares of Bargo common stock and preferred stock: (a) EnCap Energy Capital Fund III, L.P. holds 5,583,755 shares of common and 637,185 shares of preferred; (b) EnCap Energy Capital Fund III-B, L.P. holds 4,222,999 shares of common and 481,904 shares of preferred; (c) BOCP Energy Partners, L.P. holds 1,366,277 shares of common and 155,911 shares of preferred; (d) Energy Capital Investment Company PLC holds 4,241,598 shares of common and 225,000 shares of preferred; and
          (e) EnCap equity 1994 Limited Partnership holds 2,424,973 shares of common and no shares of preferred. As exercised through their general partner EnCap Investments L.L.C., each of EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P., and EnCap Equity 1994 Limited Partnership have sole voting and investment power with respect to the shares held by them. Pursuant to an investment agreement, Energy Capital Investment Company PLC and EnCap Investments L.L.C. share voting and investment power with respect to the shares held by Energy Capital Investment Company PLC. By virtue of a management agreement, BOCP Energy Partners, L.P. and EnCap Investments L.L.C. share voting and investment power with respect to the shares held by BOCP Energy Partners, L.P. The sole member of EnCap Investments L.L.C. is El Paso Merchant Energy Holding Company. The controlling person of El Paso Merchant Energy Holding Company is El Paso Corporation. The address of El Paso Corporation and El Paso Merchant Energy Holding Company is 1100 Louisiana, Houston, Texas 77002. Both EnCap Investments L.L.C., El Paso Merchant Energy Holding Company, and El Paso Corporation disclaim any beneficial ownership of shares owned by the above entities.

     (5) According to a Schedule 13D/A filed by Energy Capital Investment Co. PLC ("Energy PLC"), EnCap Equity 1994, L.P., ("EnCap") and certain of their affiliates on September 4, 1998, Messrs. Petersen and Philips are not deemed to have beneficial ownership of any of the shares of Common Stock held by Energy PLC and EnCap.

     (6) Includes 1,884,880 shares issuable upon currently exercisable options. Mr. Goff shares voting and investment power with TJG Investments I, Ltd. with respect to 3,253,000 shares and jointly with BOC Operating Corporation ("BOC") with respect to 276,254 shares. Mr. Goff has sole voting and investment power with respect to 8,932,204 shares.

     (7) Mr. Sowell's address is 3131 McKinney Avenue, Suite 200, Dallas, TX 75204.

     (8) BACM I GP, LLC is the general partner of BancAmerica Capital Management I, L.P., which is the sole member of BancAmerica Capital Management SBIC I, LLC, which is the general partner of BancAmerica Capital Investors SBIC I, L.P., the record holder of such shares. Mr. Hain is a member of BACM I GP, LLC and is a limited partner of BancAmerica Capital Management SBIC I, LLC. Mr. Hain disclaims beneficial ownership of the indicated shares. The address for each entity is 100 North Tryon Street, 25th Floor, Charlotte, North Carolina 28255.

     (9) The address for Kayne Anderson Investment Management, Inc. ("KAIM, Inc.") and Mr. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067. KAIM, Inc. is the general partner of KAIM Non-Traditional, L.P. ("KAIM LP"), which is the general partner of, and investment advisor to, Kayne Anderson Energy Fund, L.P. ("KAIM Energy"), the record holder of the shares indicated above. KAIM, LP disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in KAIM Energy. Mr. Kayne is the President, Chief Executive Officer and Director of KAIM, Inc. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares attributable to him by virtue of his limited partner interest in KAIM Energy and by virtue of his indirect interest in the interest of KAIM LP in KAIM Energy.

     (10) The address for the following entities is 320 Park Avenue, 22nd Floor, New York, New York 10022. Eos SBIC, Inc. serves as the general partner of Eos SBIC General, L.P., which is the general partner of Eos Partners SBIC, L.P., the record holder of the shares attributed to Eos SBIC, Inc. Eos SBIC II, Inc. serves as the general partner of Eos SBIC General II, L.P., which is the general partner of Eos Partners SBIC II, L.P., the record holder of the shares attributed to Eos SBIC II, Inc. Mr. Young is a general partner of Eos Partners, L.P., and may be deemed to have beneficial ownership of the shares of which Eos Partners, L.P. is the record holder. Mr. Young disclaims beneficial ownership of such shares.

     (11) SG Capital Partners LLC is the general partner of SG Merchant Banking Fund L.P., which is the sole member of SGC Partners II LLC, the record holder of the shares indicated above. The address of each is 1221 Avenue of the Americas, 15th Floor, New York, New York, 10020.


     (12) Includes 3,551,547 shares of common stock issuable upon currently exercisable options.

- --------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------------------------------

         During the years ended December 31, 2000 and 1999, Bargo incurred field operating fees of $661,000 and $94,000, respectively, and reimbursed direct field expenses in the amount of $1,288,000 and $163,000, respectively, to Gas Solutions, Ltd. (a Texas limited partnership) in which the chairman of the board and Chief Executive Officer and another Director own a significant interest. Fees and reimbursed expenses due to Gas Solutions, Ltd. were $293,000 and $199,000 at December 31, 2000 and 1999, respectively.

         As of December 31, 2000, Bargo owed BEC Partnership (which is indirectly controlled by Messrs. Goff and Barrow) $103,000 for costs incurred on its behalf.

         In connection with its acquisition of properties from Texaco, Bargo received commitments from several of its current shareholders to purchase shares of its preferred stock and a commitment from one of its lenders to convert a portion of the term facility into preferred stock, in an amount sufficient in the aggregate to repay Bargo's term facility in full at maturity. Bargo refers to the purchase of additional preferred stock and the conversion of a portion of the term facility into preferred stock in order to retire the term facility at maturity as the "Equity Backstop". To secure the Equity Backstop Bargo paid a fee of $1.35 million to the preferred stockholders and the converting lender. Bargo repaid the term facility on October 10, 2000 thereby canceling the equity backstop commitments.

         Additionally, a majority of Bargo's shareholders approved by written consent on March 13, 2000, an amendment to Bargo's articles of incorporation to increase its authorized shares in connection with the potential issuance related to the Equity Backstop. On April 10, 2000, Bargo amended its articles of incorporation to increase the authorized common shares to 200 million and authorized preferred shares to 10 million. Bargo repaid the term facility on October 10, 2000 thereby canceling the Equity Backstop commitments.

         On March 23, 2001, Bargo acquired an approximate 5% working interest in South Bayou Boeuf field from TJG Investments I, Ltd. for $333,333. The sale is effective March 1, 2001. TJG is a limited partnership owned by Tim J. Goff.

- --------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------


(a)(1) Financial Statements. The following statements are included in this report:

TITLE OF DOCUMENT                                                                       PAGE
- -----------------                                                                       ----
         Independent Auditor's Report for the Year Ended December 31, 2000
         and 1999                                                                       F-1

         Consolidated Balance Sheet as of December 31, 2000 and 1999                    F-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 2000 and 1999                                                     F-3

         Consolidated Statement of Changes in Stockholders' Equity for the Years Ended
         December 31, 2000 and 1999                                                     F-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000 and 1999                                                     F-5

         Notes to Consolidated Financial Statements                                     F-6


(a)(2) Exhibits. The following exhibits are included as part of this report. (See exhibit index in separate exhibit volume):

(a)      Exhibits.

EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------

      2. Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1                 Purchase and Sale Agreement between Texaco
                          Exploration & Production Inc. and Bargo Petroleum
                          Corporation (Incorporated by reference from Exhibit
                          2.1 to Bargo's Current Report on Form 8-K dated March
                          31, 2000, filed with the Securities and Exchange
                          Commission on April 17, 2000) *

      2.2                 Asset Purchase Agreement between Four Star Oil &
                          Gas Company and Bargo Petroleum Corporation
                          (Incorporated by reference from Exhibit 2.2 to Bargo's
                          Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April
                          17, 2000) *

      2.3                 Asset Purchase Agreement between McFarland
                          Energy, Inc. and Bargo Petroleum Corporation
                          (Incorporated by reference from Exhibit 2.3 to Bargo's
                          Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April
                          17, 2000 and as amended by Bargo's Current Report on Form 8-KA dated March 31, 2000 filed with the
                          Securities and Exchange Commission on May 26, 2000.) *

      2.4                 Purchase and Sale Agreement dated November 10,
                          2000 between Future Cal-Tex Corporation and Merit
                          Partners, L.P. and Merit Energy Partners III, L.P.
                          (Incorporated by reference from Exhibit 2.1 to Bargo's
                          Current Report on Form 8-K dated January 12, 2001, filed with the Securities and Exchange Commission on January 26, 2001)

      2.5                 Agreement and Plan of Merger, dated as of
                          January 24, 2001, by and between Bargo Energy Company
                          and Bellwether Exploration Company (Incorporated by
                          reference from Exhibit 2.1 to Bargo's Current Report
                          on Form 8-K dated January 24, 2001, filed with the
                          Securities and Exchange Commission on January 25,
                          2001)

      3.                  Articles of Incorporation and By-laws

      3.1                 Articles of Incorporation of Bargo Energy Company
                          (Incorporated by reference from Exhibit 3.1 to Bargo's
                          Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April
                          29, 1999)

      3.2                 Agreement and Plan of Merger, dated as of April 6,
                          1999 between Future Petroleum Corporation and FPT
                          Corporation (Incorporated by reference from Exhibit
                          2.1 to Bargo's Current Report on Form 8-K dated April
                          26, 1999, filed with the Securities and Exchange
                          Commission on April 29, 1999)


EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------
      3.3                 By-laws of Bargo Energy Company (Incorporated by
                          reference from Exhibit 3.2 to Bargo's Current Report
                          on Form 8-K dated April 26, 1999, filed with the
                          Securities and Exchange Commission on April 29, 1999)

      3.4                 Amendment to Bargo Energy Company By-laws
                          (Incorporated by reference from Exhibit 3.4 to Bargo's
                          Quarterly Report on Form 10-QSB for the period ended
                          March 31, 1999, filed with the Securities and Exchange
                          Commission on May 21, 1999)

      3.5 Articles of Amendment to the Articles of Incorporation of Bargo Energy Company (Incorporated by reference from Exhibit 3.5 to Bargo's Quarterly report on Form
                          10-QSB for the period ended March 31, 2000 filed with the SEC on May 15, 2000.)

      4.                  Instruments defining the rights of security holders

      4.1                 Certificate of Designations of Cumulative Redeemable
                          Preferred Stock, Series B (Incorporated by reference
                          from Exhibit 4.1 to Bargo's Quarterly Report on Form
                          10-QSB for the period ended March 31, 1999, filed with
                          the Securities and Exchange Commission on May 21,
                          1999)

      4.2                 Certificate of Designations of Cumulative Redeemable
                          Preferred Stock, Series C (Incorporated by reference from Exhibit 3.5 to Bargo's Quarterly report on Form
                          10-QSB for the period ended March 31, 2000 filed with the SEC on May 15, 2000.)

     10.                  Material Contracts

     10.1                 Subscription Agreement dated March 31, 2000, among
                          Bargo Energy Company, Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Partners II LLC. (Incorporated
                          by reference from Exhibit 10.1 to Bargo's Current
                          Report on Form 8-K dated March 31, 2000, filed with
                          the Securities and Exchange Commission on April 17,
                          2000)

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
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.2 to Bargo's Current

EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------
                          Report on Form 8-K dated March 31, 2000, filed with
                          the Securities and Exchange Commission on April 17,
                          2000)

     10.3                 Third Amendment to Registration Rights Agreement dated
                          March 31, 2000 among Energy Capital Investment Company
                          PLC, EnCap Equity 1994 Limited Partnership, EnCap
                          Energy Capital Fund III-B, L.P., BOCP Energy Partners,
                          L.P., EnCap Energy Capital Fund III, L.P., Kayne
                          Anderson Energy Fund, L.P., BancAmerica Capital
                          Investors SBIC I, L.P., Eos Partners, L.P., Eos
                          Partners SBIC, L.P., Eos Partners SBIC II, L.P., and
                          SGC Partners II LLC. (Incorporated by reference from
                          Exhibit 10.3 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)


     10.4                 First Amendment to Stock Purchase Agreement dated
                          March 31, 2000, among Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Partners II LLC and Bargo
                          Energy Company. (Incorporated by reference from Exhibit 10.4 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.5                 Assignment, Acknowledgment, Consent and Waiver dated
                          March 31, 2000, among Bargo Energy Company, Energy
                          Capital Investment Company PLC, EnCap Energy Capital
                          Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap
                          Energy Capital Fund III, L.P., Kayne Anderson Energy
                          Fund, L.P., BancAmerica Capital Investors SBIC I,
                          L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos
                          Partners SBIC II, L.P., SGC Partners II LLC, and Chase
                          Bank of Texas, National Association. (Incorporated by reference from Exhibit 10.5 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.6                 Escrow Agreement dated March 31, 2000, among Bargo
                          Energy Company, Energy Capital Investment Company PLC,
                          EnCap Energy Capital Fund III-B, L.P., EnCap Equity
                          1994, L.P., BOCP Energy Partners, L.P., EnCap Energy
                          Capital Fund III, L.P., Kayne Anderson Energy Fund,
                          L.P., BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., SGC Partners II LLC, and Chase Bank of
                          Texas, National Association. (Incorporated by reference from Exhibit 10.6 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.7                 Acknowledgment and Consent dated March 31, 2000, among
                          Bargo Energy Company, Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Capital Partners II LLC.
                          (Incorporated by

EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------
                          reference from Exhibit 10.7 to Bargo's Current Report
                          on Form 8-K dated March 31, 2000, filed with the
                          Securities and Exchange Commission on April 17, 2000)

     10.8                 Indemnification Agreement dated March 31, 2000, among
                          Bargo Energy Company, Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., SGC Partners II LLC, and Bankers Trust
                          Company. (Incorporated by reference from Exhibit 10.8 to Bargo's Current Report on Form 8-K dated March 31,
                          2000, filed with the Securities and Exchange
                          Commission on April 17, 2000)

     10.9 Consent to Amendment to Registration Rights Agreement by TJG Investments, Inc., BEC Partnership, BER
                          Partnership, L.P., BOC Operating Corporation, Tim J.
                          Goff, Thomas Barrow, James E. Sowell, B. Carl Price,
                          Don Wm. Reynolds, Christie Price, Robert Price and
                          Charles D. Laudeman. (Incorporated by reference from
                          Exhibit 10.9 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.10                Credit Agreement dated March 31, 2000, among Bargo
                          Energy Company, Chase Bank of Texas National
                          Association, as administrative agent, Bankers Trust
                          Company, as syndication agent and the other agents and lenders signatory thereto. (Incorporated by reference from Exhibit 10.10 to Bargo's Current Report on Form
                          8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     11.                  Statement regarding computation of per share earnings                          (1)

     15.                  Letter on unaudited interim financial information                              (1)

     18.                  Letter on change in accounting principles                                      (1)

     21.                  Subsidiaries of the Registrant

     22.                  Published report regarding matters submitted to vote                           (1)

     23.                  Consents of experts and counsel

     24.                  Power of attorney                                                              (1)

     27.                  Financial data schedule                                                        (1)

     99.                  Additional exhibits                                                            (1)


- -----------------------------------

(1)      Inapplicable to this filing.

(b)      REPORTS ON FORM 8-K.

         During the last quarter of the fiscal year ended December 31, 2000, Bargo filed reports on Form 8-K as follows:


    DATE OF EVENT REPORTED                            ITEM REPORTED
- ----------------------------------             ---------------------------------
November 16, 2000                              Item 5. Other Events

                                   SIGNATURES
- --------------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, Registrant has duly caused this report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

                                        BARGO ENERGY COMPANY
                                        (Registrant)


                                        By /s/ JONATHAN M. CLARKSON
                                          --------------------------------------
                                          Jonathan M. Clarkson, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this form 10-KSB was signed by the following persons in the capacities stated on the 30th day of March 2001.

/s/ TIM J. GOFF
- ----------------------
Tim J. Goff,               Chairman, Chief Executive Officer and Director
                           (principal executive officer)


/s/ JONATHAN M. CLARKSON
- ------------------------
Jonathan M. Clarkson,      President and Director (principal financial and
                           accounting officer)

/s/ THOMAS D. BARROW
- ------------------------
Thomas D. Barrow,          Director

/s/ J. TRAVIS HAIN
- ------------------------
J. Travis Hain,            Director

/s/ D. MARTIN PHILLIPS
- ------------------------
D. Martin Phillips,        Director

/s/ GARY R. PETERSEN
- ------------------------
Gary R. Petersen,          Director

/s/ V. FRANK POTTOW
- ------------------------
V. Frank Pottow,           Director

/s/ DANIEL M. WEINGEIST
- ------------------------
Daniel M. Weingeist,       Director

/s/ BRIAN D. YOUNG
- ------------------------
Brian D. Young,            Director


DATE FILED: MARCH 30, 2001                                   SEC FILE NO. 0-8609
 ................................................................................

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Bargo Energy Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Bargo Energy Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2, the Company has announced that it intends to merge its operations into Bellwether Exploration Company. The transaction is expected to close in the spring of 2001.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 1, 2001

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                2000      1999
                                                              --------   -------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $  6,737   $ 2,375
  Trade accounts receivable:
         Accrued oil and gas sales..........................    21,495     7,629
    Joint interest billings.................................       525       210
    Advance to related party................................        --        19
                                                              --------   -------
         Total current assets...............................    28,757    10,233
                                                              --------   -------
Property and equipment:
  Oil and gas properties, full cost method..................   178,561    76,107
  Other.....................................................       830       696
                                                              --------   -------
         Total property and equipment.......................   179,391    76,803
  Less -- accumulated depletion, depreciation and
    amortization............................................   (24,727)   (6,220)
                                                              --------   -------
         Net property and equipment.........................   154,664    70,583
                                                              --------   -------
Other assets:
  Goodwill, net of accumulated amortization of $408 and
    $208, respectively......................................     1,592     1,792
  Loan costs, net of accumulated amortization of $2,422 and
    $436, respectively......................................     7,189     1,890
  Other.....................................................     3,295        41
                                                              --------   -------
         Total other assets.................................    12,076     3,723
                                                              --------   -------
         Total assets.......................................  $195,497   $84,539
                                                              ========   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................        --   $     6
  Trade accounts payable....................................  $  7,915     2,623
  Accrued oil and gas proceeds payable......................     5,384     1,805
  Accrued interest payable..................................       419        84
  Accrued income taxes......................................    10,966        --
  Advance from related party................................       396       199
                                                              --------   -------
         Total current liabilities..........................    25,080     4,717
                                                              --------   -------
Long-term debt, less current portion........................    85,000    20,780
                                                              --------   -------
Deferred tax liability......................................     6,115     3,085
                                                              --------   -------
Commitments and contingencies (Note 11)
  Redeemable preferred stock; 10% cumulative; $.01 par
    value; 10,000,000 and 5,000,000 shares authorized as of
    December 31, 2000 and 1999, respectively; 5,000,000
    shares outstanding at December 31, 2000 and 1999, net of
    unamortized issuance costs..............................    57,699    51,664
                                                              --------   -------
Stockholders' equity:
  Common stock, $.01 par value; 200,000,000 and 120,000,000
    shares authorized, 87,932,726 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................       921       921
  Additional paid-in capital................................     6,878     6,878
  Treasury stock, at cost...................................    (2,040)   (2,040)
  Retained earnings (deficit)...............................    15,844    (1,466)
                                                              --------   -------
         Total stockholders' equity.........................    21,603     4,293
                                                              --------   -------
         Total liabilities and stockholders' equity.........  $195,497   $84,539
                                                              ========   =======

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                  2000           1999
                                                              ------------    -----------
Revenues:
  Oil and gas sales.........................................  $    124,777    $    19,134
Costs and expenses:
  Lease operations and production taxes.....................        40,279          7,685
  General and administrative................................        10,341          3,659
  Depletion, depreciation and amortization..................        18,707          4,898
                                                              ------------    -----------
          Total expenses....................................        69,327         16,242
                                                              ------------    -----------
Other income and expense:
  Interest expense..........................................        14,619          2,378
  Interest income and other.................................          (255)            (8)
                                                              ------------    -----------
          Total other income and expense....................        14,364          2,370
                                                              ------------    -----------
Income before income taxes and extraordinary item...........        41,086            522
Income tax benefit (expense)................................       (16,208)           141
                                                              ------------    -----------
Income before extraordinary item............................        24,878            663
Extraordinary loss on extinguishment of debt, net of tax of
  $939......................................................        (1,533)            --
                                                              ------------    -----------
Net income..................................................        23,345            663
Redeemable preferred stock dividends, including accretion
  (Note 3)..................................................        (6,035)        (3,473)
                                                              ------------    -----------
Net income (loss) available to common stockholders..........  $     17,310    $    (2,810)
                                                              ------------    -----------
Earnings (loss) per common share -- basic:
  Income (loss) per common share before extraordinary
     loss...................................................  $        .21    $      (.04)
  Extraordinary loss........................................          (.01)            --
                                                              ------------    -----------
  Net income (loss) per common share........................  $        .20    $      (.04)
                                                              ============    ===========
Earnings (loss) per common share -- diluted:
  Income (loss) per common share before extraordinary
     loss...................................................  $        .18    $      (.04)
  Extraordinary loss........................................          (.01)            --
                                                              ------------    -----------
  Net income (loss) per common share........................  $        .17    $      (.04)
                                                              ============    ===========
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................    87,933,000     75,942,000
  Diluted...................................................   103,179,000     75,942,000


   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                           PREFERRED STOCK       COMMON STOCK       ADDITIONAL      TREASURY STOCK       RETAINED
                                          -----------------   -------------------    PAID-IN     ---------------------   EARNINGS
                                           SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       SHARES      AMOUNT    (DEFICIT)
                                          --------   ------   ----------   ------   ----------   -----------   -------   ---------
Balances, December 31, 1998.............   100,000    $ 1     22,320,066    $223      $6,543                              $ 1,344
  Stock issuance costs..................                                                (420)
  Shares issued for options exercised...                          37,720                  10
  Preferred shares converted to common
    shares..............................  (100,000)    (1)    26,000,000     260        (259)
  Shares issued at reorganization (Note
    3)..................................                      43,815,810     438        (438)
  Treasury shares acquired by
    assignment..........................                                               1,951     $(3,902,818)  $(1,951)
  Treasury shares acquired for cash.....                                                            (338,052)      (89)
  Stock options repurchased.............                                                (509)
  Redeemable preferred stock dividends,
    including accretion (Note 3)........                                                                                   (3,473)
  Net income............................                                                                                      663
                                          --------    ---     ----------    ----      ------     -----------   -------    -------
Balances, December 31, 1999.............        --     --     92,173,596     921       6,878      (4,240,870)   (2,040)    (1,466)
  Redeemable preferred stock dividends,
    including accretion (Note 3)........                                                                                   (6,035)
  Net income............................                                                                                   23,345
                                          --------    ---     ----------    ----      ------     -----------   -------    -------
Balances, December 31, 2000.............        --    $--     92,173,596    $921      $6,878      (4,240,870)  $(2,040)   $15,844
                                          ========    ===     ==========    ====      ======     ===========   =======    =======

                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                          -------------
Balances, December 31, 1998.............     $ 8,111
  Stock issued costs....................        (420)
  Shares issued for options exercised...          10
  Preferred shares converted to common
    shares..............................          --
  Shares issued at reorganization (Note
    3)..................................          --
  Treasury shares acquired by
    assignment..........................          --
  Treasury shares acquired for cash.....         (89)
  Stock options repurchased.............        (509)
  Redeemable preferred stock dividends,
    including accretion (Note 3)........      (3,473)
  Net income............................         663
                                             -------
Balances, December 31, 1999.............       4,293
  Redeemable preferred stock dividends,
    including accretion (Note 3)........      (6,035)
  Net income............................      23,345
                                             -------
Balances, December 31, 2000.............     $21,603
                                             =======


   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                2000        1999
                                                              ---------   --------
Cash flows from operating activities:
  Net income................................................  $  23,345   $    663
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depletion, depreciation and amortization..................     18,707      4,898
     Extraordinary loss on extinguishment of debt...........      2,472
     Amortization of debt issue costs.......................      4,451        411
     Deferred income taxes..................................      3,030       (141)
                                                              ---------   --------
                                                                 52,005      5,831
     Change in working capital items:
       (Increase) in accounts receivable....................    (14,181)    (5,202)
       Decrease (increase) in advances to related parties...         19        (12)
       Increase in accounts payable and accrued
        liabilities.........................................     20,172      2,111
       Increase (decrease) in advances from related
        parties.............................................        197       (367)
       Other................................................     (3,254)
                                                              ---------   --------
       Net cash provided by operating activities............     54,958      2,361
                                                              ---------   --------
Cash flows from investing activities:
  Acquisition of oil and gas properties.....................   (152,575)   (25,666)
  Development costs.........................................     (8,517)    (2,234)
  Acquisition of property and equipment.....................       (134)       (99)
  Proceeds from the sale of oil and gas properties..........     58,638
                                                              ---------   --------
          Net cash (used in) investing activities...........   (102,588)   (27,999)
                                                              ---------   --------
Cash flows from financing activities:
  Proceeds from issuance of debt............................    220,650     18,935
  Proceeds from issuance of redeemable preferred stock......                50,000
  Stock issuance costs......................................                (2,229)
  Purchase of treasury stock................................                   (89)
  Repurchase of stock options...............................                  (509)
  Repayment of debt.........................................   (156,436)   (38,009)
  Debt issue costs..........................................    (12,222)    (1,337)
  Proceeds from exercise of stock options...................                    10
                                                              ---------   --------
          Net cash provided by financing activities.........     51,992     26,772
                                                              ---------   --------
Net increase in cash........................................      4,362      1,134
Cash and cash equivalents, beginning of year................      2,375      1,241
                                                              ---------   --------
Cash and cash equivalents, end of year......................  $   6,737   $  2,375
                                                              =========   ========
Supplemental information:
  Cash paid during the year for interest....................  $   9,831   $  2,162
  Cash paid during the year for income taxes................      1,273         --
Noncash investing and financing activities:
  See Notes 3 and 5


   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Company Operations

     Bargo Energy Company (the Company or Bargo) is engaged primarily in the acquisition, development and production of oil and gas reserves and operation of oil and gas wells.

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. In 1999, the subsidiaries included Alaska Eldorado Gold Company (AEG), Future Cal-Tex Corporation (FCT), Future Energy Corporation (FEC) and Future Petroleum Corporation of Texas (FPCT). On February 16, 2000, Bargo reorganized its corporate structure by merging FEC into FPCT and dissolving AEG. Pursuant to the merger, FPCT was renamed Bargo Petroleum Corporation (BPC). As of December 31, 2000, Bargo held 100% ownership of BPC and FCT. Intercompany accounts and transactions are eliminated in consolidation.

     On April 26, 1999 (the Effective Date), Future Petroleum Corporation, a Utah corporation (Future), merged with Bargo Energy Company, a Texas corporation (Bargo). Bargo was incorporated under the name FPT Corporation on January 26, 1999 as a wholly-owned subsidiary of Future, solely for the purpose of reincorporating Future in Texas.


     The reincorporation occurred pursuant to a merger agreement dated April 6, 1999 entered into between Future and Bargo (Merger Agreement). In accordance with the terms of the Merger Agreement, Future merged into Bargo, with Bargo as the surviving corporation. On the Effective Date, each of the 22,320,066 shares of Future common stock were converted into one share of Bargo's common stock and each of the 100,000 shares of Future's preferred stock were converted into one share of Bargo preferred stock. Because the merger was a reincorporated merger between Future and its wholly-owned subsidiary Bargo, the merger was treated as a combination of entities under common control.


     The reincorporation merger increased the Company's authorized capital stock from 30.2 million shares to 125 million shares of which 120 million shares are common stock and 5 million shares are preferred stock. On April 10, 2000, the Company's articles of incorporation were amended to increase the authorized common shares to 200 million and authorized preferred shares to 10 million (Note
8).

  Oil and Gas Properties


     The Company uses the full-cost method of accounting for its oil and gas properties. The Company's properties are all located in the continental United States, primarily in Texas, Louisiana, California and New Mexico, and therefore, its costs are capitalized in one cost center. Under the full-cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full-cost pool." Such costs include those related to lease acquisitions, drilling and equipping of productive and nonproductive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. Internal costs capitalized were $0 and $270,000 in 2000 and 1999, respectively. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full-cost pool would significantly alter the relationship between capitalized costs and proved reserves.


     Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects.

     Depletion, depreciation and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization per equivalent barrel of oil was approximately $3.99 and $3.68 for the years ended December 31, 2000 and 1999.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

  Other Property

     Other property and equipment consists of office furniture, fixtures, equipment and leasehold improvements, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to 39 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.


  Revenue recognition



     The Company recognizes sales of oil and gas on the sales method. An imbalance liability is recorded if the Company's sales of oil or gas exceeds its estimated remaining recoverable reserves.


  Income Taxes

     Deferred income taxes are recorded for the temporary differences between the tax and financial statement bases of assets and liabilities and adjusted when new tax rates are enacted.

     The Company evaluates the need for a valuation allowance for deferred tax assets based upon the expected realizability of the temporary differences at the date of the reversal. Changes in valuation allowances are reflected in earnings when recorded.

  Net Income (Loss) Per Common Share

     Net income or loss per common share is based on the weighted average number of common shares outstanding. In accordance with SFAS 128, "Earnings Per Share," income available to common stockholders is reduced by the amount of dividends on cumulative preferred stock and accretion of related stock issuance costs. At December 31, 2000 the calculation of weighted average shares is as follows:


Weighted average basic common shares outstanding............   87,933,000
Options and warrants (treasury stock method)................   15,246,000
                                                              -----------
Weighted-average fully diluted..............................  103,179,000
                                                              ===========


The Company's common stock equivalents, which consisted of stock options and warrants, were antidilutive in 1999.

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

  Stock-Based Compensation

     The Company accounts for stock options and warrants granted to directors and employees by the intrinsic method pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

  Goodwill

     The excess of the Company's cost over its underlying net assets is being amortized using the straight-line method over the estimated remaining life of the assets over a period not to exceed 10 years. Such amortization is included in depreciation, depletion and amortization.


     The Company periodically evaluates the propriety of the carrying amount of goodwill, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation is based on enterprise-wide projected future discounted estimated net cash flows utilizing reasonable assumptions as to future prices and costs. At this time, the Company believes no such impairment has occurred and no reduction in useful lives is warranted.


  Hedging Activities

     The Company engages in certain hedging activities related to the purchase and delivery of oil and gas in the future. Such activities are accounted for in accordance with Statement of Financial Accounting Standard No. 80, "Accounting for Futures Contracts" (SFAS 80). The gains and losses on hedging contracts are included as a reduction of revenues.

  Concentration of Business

     The Company's business is concentrated in the sale of oil, gas and NGLs. Market conditions of the oil and gas industry, particularly the price of oil and gas, influence the results and level of the Company's business.

  Fair Value of Financial Instruments


     The reported amounts of the Company's financial instruments (including cash, receivables, payables, and debt) approximate fair value due to the short maturities of these financial instruments or market rates of interest. The Company's financial instruments related to hedging activities are discussed in
Note 14.


2. PLANNED MERGER WITH BELLWETHER EXPLORATION COMPANY

     On January 23, 2001, the Board of Directors of Bargo Energy Company approved the merger of the Company into Bellwether Exploration Company (Bellwether). According to the terms of the merger agreement, holders of Bargo Energy Company common stock will receive $1.26 per share (if the average closing price for the twenty trading days ending 3 days before closing, of Bellwether common stock is between $7.00 and $9.00 per share). If the average closing price of Bellwether common stock exceeds $9.00, Bargo stockholders will receive more value per share, and if the average closing price of Bellwether common stock is less than $7.00, Bargo shareholders will receive less value per share. Holders of Bargo common stock will receive a combination of cash and Bellwether common stock as consideration. The proportion of cash and stock will depend on the number of Bargo stock options and warrants exercised prior to closing. Closing is expected in spring 2001.

     Unless the outstanding preferred stock described at Note 3 is redeemed prior to the merger, Bargo preferred shareholders will receive $50 million, the redemption price of the stock, plus approximately $9 million in accrued and unpaid dividends at December 31, 2000.

     No effects from the planned merger are reflected in the financial statements at December 31, 2000.

3. PREFERRED STOCK ISSUANCE

     On May 14, 1999, the Company sold 5 million shares of a newly created class of preferred stock, Cumulative Redeemable Preferred Stock, Series B (Preferred Stock), to a group of investors in exchange for an aggregate purchase price of $50 million. As additional consideration, the Company issued an aggregate of

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis). At the time of issuance of the Preferred Stock, due to the financial condition of the Company and the absence of stock transactions in the marketplace, the Company determined that there was de minimus value to the common shares issued. If the Company redeems all of the outstanding shares of Preferred Stock prior to May 14, 2001, the Investors must sell back to the Company 6.25% of the shares of Common Stock originally issued to the Investors for $100 in the aggregate.


     Prior to the Equity Backstop transaction described at Note 6, the investors were required to sell back 12.5% of the common shares.

     Dividends on the Preferred Stock equal to 10% per annum are payable quarterly. The dividend rate is subject to increase (but in no event to more than 16%) or decrease (but in no event to less than 10%) based upon the Company's ratio of assets to liabilities which is calculated on January 1 and July 1 of each year or at such other time as requested by the Investors. The dividend rate on the preferred stock was 10% in 2000 and 1999. The Preferred Stock may be redeemed at any time by the Company and must be redeemed upon the occurrence of certain events, including upon the fifth anniversary of the issue date or upon a change of control. The Preferred Stock is redeemable for $50 million and unpaid cumulative dividends. A change of control is deemed to occur upon any merger, reorganization, purchase or sale of more than 50% of the Company's voting securities, the sale of substantially all of the assets of the Company or at any time Tim Goff ceases to serve as the Company's Chief Executive Officer. The Company is prohibited from taking certain actions, including authorizing, creating or issuing any shares of capital stock, amending the articles of incorporation of the Company and authorizing a merger or change of control, without the consent of the holders of a majority of the outstanding shares of Preferred Stock.

     As of December 31, 2000 and 1999, holders of shares of the Series B Preferred were entitled to receive, when, and if declared by the Board of Directors, as legally available, cumulative dividends totaling $8,917,000 and $3,244,000, respectively. Issuance costs totaling $1,809,000 related to the offering are being accreted ratably over five years. As of December 31, 2000 and 1999, $591,000 and $229,000, respectively, of issuance costs had been accreted into the Series B Preferred Stock.

     The Preferred Stock is expected to be redeemed upon completion of the merger described in Note 2.

4. RELATED-PARTY TRANSACTIONS

     As of December 31, 2000, the Company owed BEC Partnership (BEC) $103,000 for costs incurred on its behalf. The Chairman of the Board and Chief Executive Officer of the Company and another director of the Company both have a material interest in both BER Partnership LP (BER) and BEC.

     At December 31, 1999, Pledger Partners, Ltd. (Pledger) owed the Company $19,000 for costs incurred on its behalf. At December 31, 1999, all of the partners in Pledger were also shareholders of the Company.

     During the years ended December 31, 2000 and 1999, the Company incurred field operating fees of $661,000 and $94,000, respectively, and reimbursed direct field expenses in the amount of $1,288,000 and $163,000, respectively, to Gas Solutions, Ltd. (a Texas limited partnership) in which the Chairman of the Board and Chief Executive Officer and another Director own significant interests. Fees and reimbursed expenses due to Gas Solutions, Ltd. were $293,000 and $199,000 at December 31, 2000 and 1999, respectively.

     See Notes 5 and 7 for additional related party disclosures.

5. OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

     On March 31, 2000, the Company acquired interests in oil and gas properties from Texaco Exploration and Production, Inc., Four Star Oil and Gas Company and McFarland Energy, Inc. (Texaco Acquisition) for a gross purchase price of $161.1 million, before closing adjustments of approximately $20 million. The final adjustment

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
amounts remain subject to resolution of certain title and preferential rights issues. Such amount has been included as an addition to oil and gas properties. The effective date of the purchase was January 1, 2000. The properties are located in the Permian Basin, East Texas, Oklahoma and Kansas. The Company utilized a new credit facility to acquire the properties (Note 6).

     On May 31, 2000 the Company sold its Ardmore Basin producing oil and gas properties in southern Oklahoma to Le Norman Partners, LLC for $31.9 million. Proceeds from the sales were used to pay down outstanding indebtedness under the Company's term and revolving credit facility (Note 6). Additionally, the Company has sold various non-strategic assets in the Permian Basin, East Texas and Kansas. Proceeds from these sales generated approximately $27 million, prior to closing adjustments, which have been used to pay down outstanding indebtedness. No gain or loss was recognized on these dispositions and the full cost pool was adjusted for the sales proceeds.

     On May 14, 1999, Bargo acquired certain interests, effective January 1, 1999, in the Raccoon Bend field located in Austin and Waller Counties, Texas from Exxon Corporation. The Company purchased a 100% working interest and a net revenue interest approximating 80% of this field, which has approximately 65 active wells. The purchase price was approximately $10 million.

     On September 13, 1999, the Company acquired interests in 40 leases, a waterflood unit, over 60 royalty properties and an oil transportation contract in the East Texas Field (East Texas Acquisition) from Atlantic Richfield Company, effective October 1, 1999. The purchase price was approximately $16 million.

     On January 12, 2001, the Company completed the sale of its California properties located in Kern County, California (California Properties) to Merit Partners, L.P. and Merit Energy Partners III, L.P. for $39.45 million before final closing adjustments. Proceeds from the sale of the California properties have been used to reduce outstanding indebtedness. On February 1, 2001, the Company also sold various producing oil and gas properties to various purchasers at the Oil & Gas Asset Clearinghouse auction for a sales price of approximately $17 million.

     The following unaudited pro forma information is presented as of the interests in the oil and gas properties had been acquired or disposed of at the beginning of the respective periods. The following table includes the Texaco Acquisition, East Texas Acquisition and disposition of the California Properties.


                                                                  2000          1999
                                                              ------------   -----------
Revenues....................................................  $138,472,000   $97,973,000
Net income from continuing operations.......................    26,426,000     3,937,000
Net income per share from continuing operations -- basic....          0.23          0.01
Net income per share from continuing operations -- diluted..          0.20          0.01


6. LONG-TERM DEBT

     Effective March 31, 2000, the Company entered into a new syndicated credit agreement (Credit Agreement) with Chase Bank of Texas (Chase) and several other energy lending banks (all banks shall be referred to collectively as the Banks), with Chase serving as administrative agent. Proceeds from the new Credit Agreement were used to fully refinance the Company's previous bank indebtedness and finance the Texaco Acquisition. Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties. As required by the Credit Agreement, the Company has hedged 75% of estimated oil production generated from the Texaco Acquisition through 2001 (Note 14). In accordance

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
with the Credit Agreement the Banks were paid various underwriting, administrative and advisory fees totaling $4.4 million.

     The Credit Agreement provides for a total commitment amount of $245 million, comprised of a revolving and a term facility. The total commitment amount under the term facility was $45 million, which was repaid on October 10, 2000.

     The total commitment amount under the revolving facility is $200 million with an initial $160 million borrowing base (Borrowing Base). As of March 1, 2001, the borrowing base was reduced to $120 million. The revolving facility matures March 31, 2003. According to the change of control provisions, the Credit Agreement will become payable (and is expected to be refinanced) if the merger agreement described at Note 2 occurs. Borrowings under the revolving facility as of December 31, 2000 were $85 million. Borrowings totaled $17 million at March 1, 2001.

     Under the revolving facility, the Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. While the term facility is outstanding, the debt under the revolving credit facility bares interest under the Base Rate (which is the higher of the lender's "PrimeRate" or the Federal Funds Rate plus .5%) plus an applicable margin of 1.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 2.5%. The applicable rate at December 31, 2000 was 8.5%. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million.

     The new Credit Agreement contains certain restrictive covenants. The more significant covenants require the Company to maintain a current ratio of 1 to 1; interest coverage of 2.5 to 1 and total debt to EBITDA of 3.5 to 1.

     The term facility bore interest under the Base Rate plus an applicable margin of 2.0% or interest under the LIBO Rate at the LIBO rate (reserve adjusted) plus 3.5%. The Company could convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million.

     The Company was subject to various commitment and other fees associated with the Credit Agreement. At December 31, 2000, there were $419,291 of accrued interest and fees payable.

     In connection with the new Credit Agreement, the Company wrote off $1,696,000 of loan costs related to the previously existing revolving credit agreement. Such amounts are shown, net of tax, as an extraordinary item.

     In August 1998, the Company entered into a Credit Agreement with Bank of America providing for a $20 million revolving line of credit (the Credit Agreement). The line of credit was comprised of two tranches, Tranche A (a revolving line of credit to convert to a four-year term loan on December 4,
1999) and Tranche B (a revolving line of credit). In connection with the May 14, 1999 equity transaction (Note 3), the Company paid down Tranche A to $2.5 million. The Company repaid the full amount outstanding under Tranche B with the May 14, 1999 equity transaction.

     On September 30, 1999 the Company amended and restated the Credit Agreement to increase the commitment from Bank of America and two additional banks to $100 million. The revolver had a borrowing base of $55 million and was due in 2002.

     The Credit Agreement was secured by the Company's interest in underlying oil and gas properties and contained certain restrictive covenants, the more significant of which required the Company to maintain (as defined in the Credit Agreement) a quarterly minimum tangible net worth, a quarterly minimum current ratio and a quarterly interest coverage ratio.

     The Company had a choice of two different interest rates; the Base Rate or the LIBO Rate. The debt bore interest under the Base Rate (which is the higher of the lender's "Prime Rate" or the Federal Funds Rate plus .5%) plus an applicable margin of .75%. The debt bore interest under the LIBO Rate at the LIBO Rate (reserve adjusted) plus 1.75%. The Company could convert any portion of the outstanding debt from one

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
interest rate type to another in increments of $500,000 with a minimum transfer amount of $1,000,000. Borrowings under the Credit Agreement were approximately $20.8 million as of December 31, 1999. The applicable rate at December 31, 1999 was 8.2%.

7. EQUITY BACKSTOP

     The Company received commitments from its current preferred stockholders to purchase preferred stock, and also received a commitment from one of its lenders ("Converting Lender") to convert a portion of the term facility into preferred stock, in an amount sufficient in the aggregate to repay the term facility (Note
6) in full at maturity ("Equity Backstop"). In order to secure the Equity Backstop, the Company paid an Equity Backstop fee of $1.35 million to the preferred stockholders and the Converting Lender. This fee has been included as debt issuance costs related to the Credit Agreement. The Company repaid the term facility on October 10, 2000, thereby canceling the Equity Backstop commitments. The Company recorded an extraordinary loss of $481,000, net of tax, related to the write-off of the fees associated with the Equity Backstop commitments in October 2000.

8. STOCKHOLDERS' EQUITY

     During 1999, in exchange for 3,902,818 common shares, Bargo assumed liabilities for stock to be assigned to the former employees of BER, BEC, and TJG Investments, Inc. The obligation was extinguished when Bargo issued options (which vested immediately) for the shares previously due to be assigned to these former employees. The transaction had no impact on 1999 results of operations since the transaction was capital in nature and the options granted were not dependent on employment with Bargo. In December 1999, the Company repurchased a portion of such options (totaling 1,020,408 shares) for $509,000.

     As part of the refinancing associated with the Texaco acquisition, the Company received the Equity Backstop (Note 7) from several of its current preferred stockholders and one of its lenders. As a result of the Equity Backstop, the Company initiated a Consent Action to increase the Company's authorized common shares to 200 million and authorized preferred shares to 10 million capital stock, in preparation for the potential issuance of additional shares as a result of the Equity Backstop. This Consent Action was approved by a majority of the Company's stockholders on March 13, 2000 and became effective April 10, 2000 (Note 1).

9. STOCK OPTIONS AND WARRANTS

  1999 Stock Incentive Plan

     In May 1999, the Company adopted the 1999 Stock Incentive Plan which provides for stock options to be granted to employees with exercise prices not less than the fair market value of the underlying common stock. These have a term of ten years from the date of grant and generally vest over a three year period from the date of grant. No options were granted in 2000. During the year ended December 31, 1999 approximately 26 million options were granted under this plan, including the 3.9 million options discussed in Note 8, to employees of the Company at exercise prices ranging from $0.01 to $0.50 per share. As of December 31, 2000 and 1999, 25 million options were outstanding, with a weighted average exercise price of $0.13 per share. As of December 31, 2000, 11.1 million of these options were fully vested.

     For all options granted during 1999, the market price of the Company's common stock on the grant date was not greater than the exercise price.

     If not previously exercised, all options outstanding at December 31, 2000 will expire in 2009.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

  1993 Employee Incentive Plan

     The Company has a stock option plan, under which key employees may be granted options to purchase the Company's common stock at prices equal to market value at the date of grant (110% of market value for stockholders with more than 10% of the outstanding stock). The options may be exercised anytime within five to ten years of the date of grant.

     The following is a summary of activity under this stock option plan for the years ended December 31,2000 and 1999:

                                                            2000                   1999
                                                    --------------------   --------------------
                                                                WEIGHTED               WEIGHTED
                                                                AVERAGE                AVERAGE
                                                     NUMBER     EXERCISE   NUMBER OF   EXERCISE
                                                    OF SHARES    PRICE      SHARES      PRICE
                                                    ---------   --------   ---------   --------
Outstanding, beginning of year....................   660,000     $0.43      737,844     $0.41
  Cancelled or expired............................                          (40,124)     0.24
  Granted.........................................                               --        --
  Exercised.......................................                          (37,720)     0.27
                                                     -------     -----     --------     -----
Outstanding, end of year..........................   660,000     $0.43      660,000     $0.43
                                                     =======     =====     ========     =====

     All options outstanding at December 31, 2000 and 1999, and those exercised during 2000 and 1999, were granted to employees or stockholders of the Company.

     If not previously exercised, options outstanding at December 31, 2000 will expire as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                               NUMBER     EXERCISE
                                                              OF SHARES    PRICE
                                                              ---------   --------
2001........................................................    20,000     $0.44
2002........................................................   290,000       .45
2008........................................................   350,000       .41
                                                               -------
          Total.............................................   660,000
                                                               =======

  Warrants and Other Stock Options

     The Company has also granted warrants and other options which are summarized as follows for the years ended December 31, 2000, and 1999:

                                                             2000                   1999
                                                     --------------------   --------------------
                                                                 WEIGHTED               WEIGHTED
                                                                 AVERAGE                AVERAGE
                                                      NUMBER     EXERCISE    NUMBER     EXERCISE
                                                     OF SHARES    PRICE     OF SHARES    PRICE
                                                     ---------   --------   ---------   --------
Outstanding, beginning of year.....................   275,000     $0.62      275,000     $0.62
Expired options....................................   (25,000)     2.50           --        --
                                                      -------     -----      -------     -----
Outstanding, end of year...........................   250,000     $0.43      275,000     $0.62
                                                      =======     =====      =======     =====

     All outstanding warrants were exercisable at December 31, 2000. If not previously exercised, all warrants outstanding at December 31, 2000 will expire by the year 2003.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

  Pro Forma Stock-Based Compensation Disclosures

     As described in Note 1, the Company applies the intrinsic method of accounting as proscribed under APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's 2000 and 1999 net income and earnings
(loss) per share would have been changed to the pro forma amounts indicated below:

                                                                2000         1999
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 FOR SHARE DATA)
Net income:
  As reported...............................................   $23,345      $  663
  Pro forma.................................................    22,792         110
Net income (loss) per share of common stock -- Basic:
  As reported...............................................   $  0.20      $(0.04)
  Pro forma.................................................      0.19       (0.04)
Net income (loss) per share of common stock -- diluted:
  As reported...............................................   $  0.17      $(0.04)
  Pro forma.................................................      0.16       (0.04)

     The estimated fair value of each employee option and warrant granted in 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Expected volatility.........................................       188%
Risk-free interest rate.....................................      6.41%
Expected term (in years)....................................        10

     No options or warrants were granted in 2000.

     In accordance with the provisions of the merger agreement (Note 2), as a result of the change in control and further actions by the Board of Directors, stock options under Bargo's plans will become fully vested at the time of the planned merger. In accordance with the terms of the merger agreement, Bargo will redeem a portion of the stock options for cash and convert the remainder into Bellwether common stock.

10. INCOME TAXES

     The Company's provision (benefit) for income taxes was comprised of the following for the years ended December 31, 2000 and 1999:

                                                                 2000         1999
                                                              -----------   ---------
Current tax provision.......................................  $13,178,000   $      --
Deferred tax (benefit)......................................    3,030,000    (141,000)
                                                              -----------   ---------
Provision for income taxes..................................  $16,208,000   $(141,000)

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

     The primary reasons for the difference between tax expense (benefit) at the statutory federal income tax rate and the Company's provision (benefit) for income taxes were:

                                                                 2000         1999
                                                              -----------   ---------
Theoretical tax at federal rate.............................  $14,380,000   $ 177,000
Release of valuation allowance..............................     (166,000)   (353,000)
State taxes, net of federal benefit.........................    1,674,000
Other.......................................................      320,000      35,000
                                                              -----------   ---------
                                                              $16,208,000   $(141,000)
                                                              ===========   =========

     The Company was subject to state taxes in 2000 due to the increased profitability of the Company, the corporate reorganization (Note 1), and the acquisitions of oil and gas properties (Note 5).

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:

                                                                 2000         1999
                                                              ----------   -----------
Oil and gas properties......................................  $5,669,000   $ 4,047,000
Net operating loss..........................................    (705,000)   (1,249,000)
Valuation allowance.........................................     121,000       287,000
Other.......................................................   1,030,000
                                                              ----------   -----------
Net deferred tax liability..................................  $6,115,000   $ 3,085,000
                                                              ==========   ===========

     Other consists primarily of temporary differences related to hedging activity under FAS 80.

     At December 31, 2000, the Company had net operating loss carryforwards (NOL's) of $1.9 million. These carryforwards are subject to limitations under
Section 382 of the Internal Revenue Code and expire between 2002 and 2018. A valuation allowance has been provided to the extent that the Company believes the NOL's will expire unutilized. In 2000 and 1999, $166,000 and $353,000, respectively, of the valuation allowance was released based upon the improved financial condition of the Company and revisions to projected future taxable income. The significant increase in deferred taxes for oil and gas properties is a result of acquisitions and the timing of book and tax depletion.

11. COMMITMENTS AND CONTINGENCIES

     The Company has an operating lease for 19,255 square feet of office space which expires on August 31, 2002. Under the terms of the lease agreement, the Company is liable for fixed, monthly rent payments. The Company incurred office rent expense of $353,000 and $255,000, respectively for the years ended December 31, 2000 and 1999, respectively. Minimum future noncancelable lease payments for the years ended December 31, are as follows:

2001........................................................    $334,000
2002........................................................     222,000

     The Company has severance agreements with two executive officers which would become effective under their change in control provisions in the event the merger described at Note 2 occurs. No amounts have been recorded in these financial statements for any severance amounts.

     In the course of its normal business affairs, the Company is subject to possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

There are no matters which, in the opinion of management, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

12. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK


     Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable and commodity based instruments. The receivables are primarily from companies in extractive industries. The commodity based instruments are with large institutions. No single receivable is considered to be sufficiently material as to constitute a concentration. The Company does not ordinarily require collateral for accounts receivable, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related party. No allowance for doubtful accounts was considered necessary at December 31, 2000 and 1999.


13. MAJOR CUSTOMERS

     In 2000, two customers accounted for approximately 33% and 10% of the Company's revenues. In 1999, three customers accounted for approximately 24%, 16%, and 12% of the Company's revenues.

14. HEDGING ACTIVITIES

     The Company engages in certain hedging activities related to the purchase and delivery of oil and gas in the future. Such activities are accounted for in accordance with Statement of Financial Accounting Standard No. 80, "Accounting for Futures Contracts" (SFAS 80). The gains and losses on hedging contracts are included as a reduction of revenues.

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

     At December 31, 1999, collars were in place for portions of the Company's oil production through September 2000 at floors of $18.00 and ceilings of $20.75 and $23.08. Contracted volumes total 50,200 barrels per month declining each month to 42,000 barrels. Beginning October 2000 through September 2001, the Company has two swaps in place at $17.55 and $18.05. Contracted volumes total 41,350 barrels per month declining to 34,300 barrels per month.

     In December 2000, the Company closed out its positions related to 2001 production resulting in a cash payment of $2.7 million. This amount is included in other assets at December 31, 2000, and will be written off under the transition guidance for implementation of SFAS 133 (see below).

     The Company entered into additional derivative contracts in the first quarter of 2000 in relation to the Texaco Acquisition. The instruments cover approximately 75% (or approximately 190,000 BBLS per month) of estimated oil production from the Texaco Acquisition through calendar year 2001. The contracts consist of a floor of $22 per BBL for April through December 2000 and a floor of $21 per BBL for January through December 2001. The Company was required to hedge a portion of its production under the terms of their new Credit Agreement (Note
6). Accordingly, the cost of the instrument ($6.22 million, paid in full during the first quarter of 2000), has been capitalized as loan costs and will be amortized over the three year term of the revolving credit facility.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

     At December 31, 2000 and 1999, the fair value and the carrying amount of these derivative instruments were:



                                2000                        1999
                       -----------------------      ---------------------
                         FAIR           BOOK                        BOOK
                         VALUE         VALUE        FAIR VALUE      VALUE
                       ---------      --------      ----------      -----
                                            ($000S)
                       $(7,476.1)     $4,407.6      $(1,456.9)      -0-


     In June 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 137 and SFAS 138). This standard is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Upon adoption on January 1, 2001, the cumulative effect of the adoption of the accounting pronouncement results in a noncash charge to net income of $3.2 million and a noncash charge to Other Comprehensive Income (OCI) of approximately $5.9 million. The charge to OCI relates to certain oil and gas hedges for the Coles Levee California properties which were entered into in the fourth quarter of 2000 in anticipation of the sale of the properties and have been designated as cash flow hedges. As described in Note 5, the Coles Levee California properties were sold with the oil and gas derivatives assigned to the buyer in January 2001.

15. FINANCIAL DATA FOR OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:


                                                                  2000           1999
                                                              ------------    -----------
Costs incurred in oil and gas producing activities:
  Acquisition of proved properties..........................  $152,575,000    $25,666,000
  Development costs:
     Proved developed properties............................     5,800,000      2,234,000
     Proved undeveloped properties..........................     2,717,000            -0-
                                                              ------------    -----------
          Total.............................................  $161,092,000    $27,900,000
                                                              ------------    -----------
Net capitalized costs related to oil and gas producing
  activities:
  Proved properties.........................................  $178,561,000    $76,107,000
  Less -- accumulated depletion, depreciation and
     amortization...........................................   (24,541,000)    (6,135,000)
                                                              ------------    -----------
Net oil and gas property costs..............................  $154,020,000    $69,972,000
                                                              ============    ===========

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

16. OIL AND GAS RESERVE DATA (UNAUDITED)

     The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate, natural gas liquids and natural gas, all of which are domestic reserves:

                                                                OIL AND
                                                                NATURAL
                                                              GAS LIQUIDS    NATURAL GAS
                                                                (BBLS)          (MCF)
                                                              -----------    -----------
Balance, January 1, 1999....................................    3,569,000     69,454,000
Purchase of minerals in place...............................    8,589,000      3,003,000
Revisions of previous estimates.............................    4,626,000      8,398,000
Production..................................................     (627,000)    (3,762,000)
Sales of minerals in place..................................       (1,000)       (39,000)
                                                              -----------    -----------
Balance, December 31, 1999..................................   16,156,000     77,054,000
Purchase/sale of minerals in place..........................   34,373,000     35,946,000
Extensions and discoveries..................................       15,000      6,251,000
Revisions of previous estimates.............................    1,296,000    (16,545,000)
Production..................................................   (3,348,000)    (7,625,000)
                                                              -----------    -----------
Balance, December 31, 2000..................................   48,492,000     95,081,000
                                                              ===========    ===========

     At December 31, 2000 and 1999, respectively, 32,482,000 and 10,529,000 barrels of oil and natural gas liquids and 70,968,000 and 52,517,000 mcf of natural gas were classified as proved developed.

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

17. STANDARDIZED MEASURE OF CHANGES IN FUTURE NET REVENUES (UNAUDITED)

     The standardized measure of discounted future net cash flows at December 31, 2000 and 1999 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The future cash inflows for oil are based upon the spot price for WTI at December 31, 2000 and 1999. Spot prices for gas are the market rates at each period end. The limitations inherent in the reserve quantity estimation process are

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                                   2000            1999
                                                              --------------   ------------
Future cash inflows.........................................  $2,163,946,000   $572,790,000
Future production costs.....................................    (659,566,000)  (221,861,000)
Future development costs....................................    (102,371,000)   (38,562,000)
Future income tax expense...................................    (480,215,000)   (86,105,000)
                                                              --------------   ------------
Future net cash flows.......................................     921,794,000    226,262,000
10% annual discount for estimated timing of cash flows......    (404,579,000)  (101,818,000)
                                                              --------------   ------------
Standardized measure of discounted future net cash flows....  $  517,215,000   $124,444,000
                                                              ==============   ============

     Decreases in prices of oil and natural gas could have in the future, an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. A large portion of the Company's reserve base includes long-life oil and gas properties that are sensitive to price volatility.

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:


                                                                  2000           1999
                                                              ------------   ------------
Sale of oil and gas produced, net of production costs.......  $(84,498,000)  $(11,449,000)
Purchase/sale of minerals in place..........................   416,804,000     74,453,000
Net changes in prices and production costs..................   224,339,000     37,400,000
Extensions and discoveries..................................    37,874,000             --
Development costs incurred..................................     5,230,000        332,000
Revisions and other.........................................     1,711,000     13,241,000
Accretion of discount.......................................    12,444,000      4,153,000
Net change in income taxes..................................  (221,133,000)   (35,215,000)
                                                              ------------   ------------
Net change..................................................   392,771,000     82,915,000
Balance, beginning of year..................................   124,444,000     41,529,000
                                                              ------------   ------------
Balance, end of year........................................  $517,215,000   $124,444,000
                                                              ============   ============



     As discussed in Note 5, Bargo sold its California properties and certain other non-core assets resulting in a reduction of the standardized measure of discounted future net cash flows of $136,280,000 which represents 14,247.7 MBBL of oil and natural gas liquids and 19,000.9 MMCF of natural gas.

                               INDEX TO EXHIBITS

EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------

      2. Plan of acquisition, reorganization, arrangement, liquidation or succession

      2.1                 Purchase and Sale Agreement between Texaco
                          Exploration & Production Inc. and Bargo Petroleum
                          Corporation (Incorporated by reference from Exhibit
                          2.1 to Bargo's Current Report on Form 8-K dated March
                          31, 2000, filed with the Securities and Exchange
                          Commission on April 17, 2000) *

      2.2                 Asset Purchase Agreement between Four Star Oil &
                          Gas Company and Bargo Petroleum Corporation
                          (Incorporated by reference from Exhibit 2.2 to Bargo's
                          Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April
                          17, 2000) *

      2.3                 Asset Purchase Agreement between McFarland
                          Energy, Inc. and Bargo Petroleum Corporation
                          (Incorporated by reference from Exhibit 2.3 to Bargo's
                          Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April
                          17, 2000 and as amended by Bargo's Current Report on Form 8-KA dated March 31, 2000 filed with the
                          Securities and Exchange Commission on May 26, 2000.) *

      2.4                 Purchase and Sale Agreement dated November 10,
                          2000 between Future Cal-Tex Corporation and Merit
                          Partners, L.P. and Merit Energy Partners III, L.P.
                          (Incorporated by reference from Exhibit 2.1 to Bargo's
                          Current Report on Form 8-K dated January 12, 2001, filed with the Securities and Exchange Commission on January 26, 2001)

      2.5                 Agreement and Plan of Merger, dated as of
                          January 24, 2001, by and between Bargo Energy Company
                          and Bellwether Exploration Company (Incorporated by
                          reference from Exhibit 2.1 to Bargo's Current Report
                          on Form 8-K dated January 24, 2001, filed with the
                          Securities and Exchange Commission on January 25,
                          2001)

      3.                  Articles of Incorporation and By-laws

      3.1                 Articles of Incorporation of Bargo Energy Company
                          (Incorporated by reference from Exhibit 3.1 to Bargo's
                          Current Report on Form 8-K dated April 26, 1999, filed with the Securities and Exchange Commission on April
                          29, 1999)

      3.2                 Agreement and Plan of Merger, dated as of April 6,
                          1999 between Future Petroleum Corporation and FPT
                          Corporation (Incorporated by reference from Exhibit
                          2.1 to Bargo's Current Report on Form 8-K dated April
                          26, 1999, filed with the Securities and Exchange
                          Commission on April 29, 1999)


EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------
      3.3                 By-laws of Bargo Energy Company (Incorporated by
                          reference from Exhibit 3.2 to Bargo's Current Report
                          on Form 8-K dated April 26, 1999, filed with the
                          Securities and Exchange Commission on April 29, 1999)

      3.4                 Amendment to Bargo Energy Company By-laws
                          (Incorporated by reference from Exhibit 3.4 to Bargo's
                          Quarterly Report on Form 10-QSB for the period ended
                          March 31, 1999, filed with the Securities and Exchange
                          Commission on May 21, 1999)

      3.5 Articles of Amendment to the Articles of Incorporation of Bargo Energy Company (Incorporated by reference from Exhibit 3.5 to Bargo's Quarterly report on Form
                          10-QSB for the period ended March 31, 2000 filed with the SEC on May 15, 2000.)

      4.                  Instruments defining the rights of security holders

      4.1                 Certificate of Designations of Cumulative Redeemable
                          Preferred Stock, Series B (Incorporated by reference
                          from Exhibit 4.1 to Bargo's Quarterly Report on Form
                          10-QSB for the period ended March 31, 1999, filed with
                          the Securities and Exchange Commission on May 21,
                          1999)

      4.2                 Certificate of Designations of Cumulative Redeemable
                          Preferred Stock, Series C (Incorporated by reference from Exhibit 3.5 to Bargo's Quarterly report on Form
                          10-QSB for the period ended March 31, 2000 filed with the SEC on May 15, 2000.)

     10.                  Material Contracts

     10.1                 Subscription Agreement dated March 31, 2000, among
                          Bargo Energy Company, Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Partners II LLC. (Incorporated
                          by reference from Exhibit 10.1 to Bargo's Current
                          Report on Form 8-K dated March 31, 2000, filed with
                          the Securities and Exchange Commission on April 17,
                          2000)

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
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Partners II LLC. (Incorporated by reference from Exhibit 10.2 to Bargo's Current

EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------
                          Report on Form 8-K dated March 31, 2000, filed with
                          the Securities and Exchange Commission on April 17,
                          2000)

     10.3                 Third Amendment to Registration Rights Agreement dated
                          March 31, 2000 among Energy Capital Investment Company
                          PLC, EnCap Equity 1994 Limited Partnership, EnCap
                          Energy Capital Fund III-B, L.P., BOCP Energy Partners,
                          L.P., EnCap Energy Capital Fund III, L.P., Kayne
                          Anderson Energy Fund, L.P., BancAmerica Capital
                          Investors SBIC I, L.P., Eos Partners, L.P., Eos
                          Partners SBIC, L.P., Eos Partners SBIC II, L.P., and
                          SGC Partners II LLC. (Incorporated by reference from
                          Exhibit 10.3 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)


     10.4                 First Amendment to Stock Purchase Agreement dated
                          March 31, 2000, among Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Partners II LLC and Bargo
                          Energy Company. (Incorporated by reference from Exhibit 10.4 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.5                 Assignment, Acknowledgment, Consent and Waiver dated
                          March 31, 2000, among Bargo Energy Company, Energy
                          Capital Investment Company PLC, EnCap Energy Capital
                          Fund III-B, L.P., BOCP Energy Partners, L.P., EnCap
                          Energy Capital Fund III, L.P., Kayne Anderson Energy
                          Fund, L.P., BancAmerica Capital Investors SBIC I,
                          L.P., Eos Partners, L.P., Eos Partners SBIC, L.P., Eos
                          Partners SBIC II, L.P., SGC Partners II LLC, and Chase
                          Bank of Texas, National Association. (Incorporated by reference from Exhibit 10.5 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.6                 Escrow Agreement dated March 31, 2000, among Bargo
                          Energy Company, Energy Capital Investment Company PLC,
                          EnCap Energy Capital Fund III-B, L.P., EnCap Equity
                          1994, L.P., BOCP Energy Partners, L.P., EnCap Energy
                          Capital Fund III, L.P., Kayne Anderson Energy Fund,
                          L.P., BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., SGC Partners II LLC, and Chase Bank of
                          Texas, National Association. (Incorporated by reference from Exhibit 10.6 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.7                 Acknowledgment and Consent dated March 31, 2000, among
                          Bargo Energy Company, Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., and SGC Capital Partners II LLC.
                          (Incorporated by

EXHIBIT NUMBER            TITLE OF DOCUMENT
- --------------            -----------------
                          reference from Exhibit 10.7 to Bargo's Current Report
                          on Form 8-K dated March 31, 2000, filed with the
                          Securities and Exchange Commission on April 17, 2000)

     10.8                 Indemnification Agreement dated March 31, 2000, among
                          Bargo Energy Company, Energy Capital Investment
                          Company PLC, EnCap Energy Capital Fund III-B, L.P.,
                          BOCP Energy Partners, L.P., EnCap Energy Capital Fund
                          III, L.P., Kayne Anderson Energy Fund, L.P.,
                          BancAmerica Capital Investors SBIC I, L.P., Eos
                          Partners, L.P., Eos Partners SBIC, L.P., Eos Partners
                          SBIC II, L.P., SGC Partners II LLC, and Bankers Trust
                          Company. (Incorporated by reference from Exhibit 10.8 to Bargo's Current Report on Form 8-K dated March 31,
                          2000, filed with the Securities and Exchange
                          Commission on April 17, 2000)

     10.9 Consent to Amendment to Registration Rights Agreement by TJG Investments, Inc., BEC Partnership, BER
                          Partnership, L.P., BOC Operating Corporation, Tim J.
                          Goff, Thomas Barrow, James E. Sowell, B. Carl Price,
                          Don Wm. Reynolds, Christie Price, Robert Price and
                          Charles D. Laudeman. (Incorporated by reference from
                          Exhibit 10.9 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     10.10                Credit Agreement dated March 31, 2000, among Bargo
                          Energy Company, Chase Bank of Texas National
                          Association, as administrative agent, Bankers Trust
                          Company, as syndication agent and the other agents and lenders signatory thereto. (Incorporated by reference from Exhibit 10.10 to Bargo's Current Report on Form
                          8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

     11.                  Statement regarding computation of per share earnings                          (1)

     15.                  Letter on unaudited interim financial information                              (1)

     18.                  Letter on change in accounting principles                                      (1)

     21.                  Subsidiaries of the Registrant

     22.                  Published report regarding matters submitted to vote                           (1)

     23.                  Consents of experts and counsel

     24.                  Power of attorney                                                              (1)

     27.                  Financial data schedule                                                        (1)

     99.                  Additional exhibits                                                            (1)


- -----------------------------------

(1)      Inapplicable to this filing.