Form 10QSB
period 2001-03-31
BARGO ENERGY CO
filed 2001-05-15
CIK 51072

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

     OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to _________________


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company had approximately 87,933,000 shares of common stock, par value $0.01 per share, issued and outstanding as of May 14, 2001.

Transitional Small Business Disclosure Format (Check One): Yes  No X

===============================================================================

                                     PART I
                             FINANCIAL INFORMATION

-------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended
December 31, 2000.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  (Unaudited)
                                 (in thousands)

                                                     March 31, 2001     December 31, 2000
                                                     --------------     -----------------
CURRENT ASSETS
  Cash and cash equivalents                             $     63              $  6,737
  Trade accounts receivable, no allowance for
    doubtful accounts considered necessary:
    Joint interest billings                                  859                   525
    Accrued oil and gas sales                             13,157                21,495
    Due from affiliates                                       29                     0
                                                        --------              --------
        TOTAL CURRENT ASSETS                              14,108                28,757
                                                        --------              --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, full cost method               131,917               178,561
  Other                                                      878                   830
                                                        --------              --------
        TOTAL PROPERTY AND EQUIPMENT                     132,795               179,391

  Less accumulated depletion, depreciation
    and amortization                                     (27,924)              (24,727)
                                                        --------              --------
        NET PROPERTY AND EQUIPMENT                       104,871               154,664

DEFERRED TAX ASSET                                         1,108                     0
                                                        --------              --------
OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $458 and $408 respectively                             1,542                 1,592
  Loan costs, net of accumulated amortization of
    $1,243 and $2,422 respectively                         2,476                 7,189
  Other                                                      640                 3,295
                                                        --------              --------
        TOTAL OTHER ASSETS                                 4,658                12,076
                                                         -------              --------
  TOTAL ASSETS                                          $124,745              $195,497
                                                        ========              ========


   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)
                                 (in thousands)



                                                       March 31, 2001   December 31, 2000
                                                       --------------   -----------------
CURRENT LIABILITIES
  Trade accounts payable                                     7,181            7,915
  Accrued oil and gas proceeds payable                       2,685            5,384
  Accrued interest payable                                      49              419
  Accrued income taxes payable                              11,842           10,966
  Advance from related party                                     0              396
  Due to affiliates                                            191                0
                                                          --------         --------
       TOTAL CURRENT LIABILITIES                            21,948           25,080
                                                          --------         --------
LONG TERM DEBT, less current portion                        20,000           85,000
                                                          --------         --------
DEFERRED TAX LIABILITY                                           0            6,115
                                                          --------         --------

REDEEMABLE PREFERRED STOCK, 10% cumulative; $.01
  par value; 10,000,000 shares authorized as of
  March 31, 2001 and December 31, 2000, respectively;
  5,000,000 shares outstanding as of March 31, 2001 and
  December 31, 2000, net of unamortized issuance costs      59,262           57,699
                                                          --------         --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares
  authorized as of March 31, 2001 and December 31, 2000,
  respectively, and 87,932,726 shares issued and
  outstanding as of March 31, 2001 and December 31, 2000.      921              921
Additional paid-in capital                                   6,878            6,878
Treasury stock                                              (2,040)          (2,040)
Retained earnings (deficit)                                 17,776           15,844
                                                          --------         --------
       TOTAL STOCKHOLDERS' EQUITY                           23,535           21,603
                                                          --------         --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $124,745         $195,497
                                                          ========         ========


   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                 (in thousands except share and per share data)


                                                                    Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                   2001               2000
                                                                 -------            -------
REVENUES
  Oil and gas sales                                              $31,428            $10,805
                                                                 -------            -------
        TOTAL REVENUES                                            31,428             10,805
                                                                 -------            -------
COSTS AND EXPENSES
  Lease operations and production taxes                           10,862              3,732
  General and administrative                                       2,548              1,013
  Depletion, depreciation and amortization                         3,247              2,039
                                                                  ------            -------
        TOTAL EXPENSES                                            16,657              6,784
                                                                  ------            -------
OTHER INCOME (EXPENSE)
  Interest income                                                    124                 26
  Interest expense                                                (1,321)              (925)
  Loss on financial instruments                                   (1,410)                 0
                                                                 -------            -------
        TOTAL OTHER INCOME AND (EXPENSE)                          (2,607)              (899)
                                                                 -------            -------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        12,164              3,122
                                                                 -------            -------
INCOME TAX BENEFIT (EXPENSE)
  Current                                                        (12,704)            (1,006)
  Deferred                                                         7,223               (181)
                                                                 -------            --------
    TOTAL INCOME TAX BENEFIT (EXPENSE)                            (5,481)            (1,187)
                                                                 -------            -------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                          6,683              1,935

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
  DEBT (NET OF TAX)                                                    0             (1,051)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NET OF TAX)                                          (3,187)                 0
                                                                 -------            -------
NET INCOME                                                         3,496                884

REDEEMABLE PREFERRED STOCK DIVIDENDS,
  INCLUDING ACCRETION                                             (1,563)            (1,416)
                                                                 -------            -------
NET INCOME(LOSS)ALLOCABLE TO COMMON
  SHAREHOLDERS                                                   $ 1,933            $  (532)
                                                                 =======            =======

EARNINGS (LOSS) PER COMMON SHARE -- BASIC
  Net income per common share before
    extraordinary item and cumulative effect
    of change in accounting principle                            $  0.06            $  0.01
  Net (loss) per common share from
    extraordinary item                                              0.00              (0.02)
  Net (loss) per common share from cumulative
    effect of change in accounting principle                       (0.04)              0.00
                                                                 -------            -------
  Net income (loss) per common share                             $  0.02            $ (0.01)
                                                                 =======            =======
EARNINGS (LOSS) PER COMMON SHARE -- DILUTED
  Net income per common share before
    extraordinary item and cumulative effect
    of change in accounting principle                            $  0.05            $  0.01
  Net (loss) per common share from
    extraordinary item                                              0.00              (0.02)
  Net (loss) per common share from cumulative
    effect of change in accounting principle                    $  (0.03)           $  0.00
                                                                 -------            -------
  Net income (loss) per common share                            $   0.02             $(0.01)
                                                                 =======            =======
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Basic                                                       87,933,000         87,933,000
  Diluted                                                    102,996,000        103,428,000


   The accompanying notes are an integral part of these financial statements.

                     BARGO ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2001              2000
                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  3,496        $     884
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depletion, depreciation, and amortization              3,247            2,039
  Amortization of debt issue costs                         306              209
  Loss on financial instruments                          1,410                0
  Cumulative effect of change in accounting
    principle                                            5,140                0
  Extraordinary loss on extinguishment of debt               0            1,696
  Deferred income taxes                                 (7,223)             181
                                                      --------        ---------
                                                         6,376            5,009
Change in working capital items:
  Decrease in accounts receivable                        8,004            1,832
  Decrease(increase) in due from affiliates                (29)               4
  Increase (decrease) in accounts
    payable and accrued liabilities                     (2,927)           1,976
  Increase(decrease)in due to affiliates                  (205)             228
  Other                                                    510             (300)
                                                      --------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               11,729            8,749
                                                      --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of oil and gas properties                 (1,000)        (142,239)
  Development costs                                     (4,646)          (1,210)
  Proceeds from the sale of oil and gas
    properties                                          52,290                0
  Additions to property and equipment                      (47)             (80)
                                                      --------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                            46,597         (143,529)
                                                      --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                        10,000          192,050
  Repayment of long-term debt                          (75,000)         (44,182)
  Loan costs                                                 0          (12,135)
                                                      --------        ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                 (65,000)         135,733
                                                      --------        ---------
NET INCREASE (DECREASE) IN CASH                         (6,674)             953
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           6,737            2,375
                                                      --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $     63        $   3,328
                                                      ========        =========
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest            $  1,387        $     753
                                                      ========        =========
  Cash paid during the period for income taxes        $  9,875        $     -0-
                                                      ========        =========
NONCASH ITEMS:
  Dividends on redeemable preferred stock             $  1,563        $   1,416
                                                      ========        =========


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

     In June 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137 and SFAS 138). This standard was effective January 1, 2001 for Bargo. SFAS 133 required that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Upon adoption on January 1, 2001, the cumulative effect of the adoption of this accounting pronouncement resulted in a non-cash charge to net income of $3.2 million which is recorded in the consolidated statement of operations for the three months ended March 31, 2001, and a non-cash charge to other comprehensive income of $5.9 million (See Note 6). The charge to other comprehensive income relates to certain oil and natural gas hedges for the Coles Levee field which were entered into during the fourth quarter of 2000 in anticipation of the sale of the field and have been designated as cash flow hedges. On January 12, 2001 the Coles Levee field was sold and these oil and natural gas derivatives were assigned to the buyer.

NOTE 2:  PLANNED MERGER WITH BELLWETHER EXPLORATION COMPANY

     On January 23, 2001, the Board of Directors of Bargo Energy Company approved the merger of the Company into Bellwether Exploration Company (Bellwether). According to the terms of the merger agreement, holders of Bargo Energy Company common stock will receive $1.26 per share (if the average closing price for the twenty trading days ending 3 days before closing, of Bellwether common stock is between $7.00 and $9.00 per share). If the average closing price of Bellwether common stock exceeds $9.00, Bargo stockholders will receive more, and if the average closing price of Bellwether common stock is less than $7.00, Bargo shareholders will receive less. Holders of Bargo common stock will receive a combination of cash and Bellwether common stock as consideration. The proportion of cash and stock will depend on the number of Bargo stock options and warrants exercised prior to closing. Closing is expected to occur on May 16, 2001.

     Unless the outstanding preferred stock described at Note 7 is redeemed prior to the merger, Bargo preferred shareholders will receive $50 million, the redemption price of the stock, and approximately $11.1 million in accrued and unpaid dividends at May 16, 2001.

     No effects from the planned merger are reflected in the financial statements at March 31, 2001.

NOTE 3:  OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

     On January 12, 2001 Bargo sold all of its interests in the North and South Coles Levee fields in Kern County, California, for $39.45 million in cash. Proceeds from this sale were used to pay down existing indebtedness.

     In addition on February 1, 2001, Bargo sold approximately 4% of its total proved reserves at auction for $16.7 million. Proceeds from the auction sale were used to pay down existing indebtedness

     The following Bargo Energy Company pro forma information gives effect to the Coles Levee divestiture referred to above (as reported on Form 8-K filed on January 26, 2001) and the auction sale properties as if these had been disposed of on January 1, 2000.



                                                          Three months ended
                                                               March 31,
                                                           2001          2000
                                                         ---------     --------
(amounts in thousands except per share amount)

Revenues                                                  $28,963       $9,925
Net income from continuing operations                     $ 6,763       $1,736
Net income per share from continuing operations-basic     $  0.06       $ 0.00
Net income per share from continuing operations-diluted   $  0.05       $ 0.00


NOTE 4:  CREDIT AGREEMENT

     Effective March 31, 2000, the Company entered into a syndicated credit agreement ("Credit Agreement") with Chase Bank of Texas ("Chase") and several other energy lending banks (all banks shall be referred to collectively as the "Banks"), with Chase serving as administrative agent. Proceeds from the new Credit Agreement were used to fully refinance the Company's previous bank indebtedness and acquire properties from Texaco. Borrowings under the Credit Agreement are secured by mortgages covering substantially all of the Company's producing oil and gas properties. As required by the Credit Agreement, the Company has hedged 75% of estimated oil production generated from the Texaco Acquisition through 2001 (see Note 5). In accordance with the Credit Agreement the Banks were paid various underwriting, administrative and advisory fees totaling $4.38 million. The Credit Agreement provides for a total commitment amount of $245 million, comprised of a revolving and a term facility. The total commitment amount under the term facility was $45 million. The term facility was to mature December 31, 2000, but was paid off in October 2000.

     The total commitment amount under the revolving facility is $200 million with a current borrowing base of $120 million ("Borrowing Base"). The revolving facility matures March 31, 2003. Borrowings under the revolving facility as of March 31, 2001 were $20.0 million. Under the revolving facility, the Company has a choice of two different interest rates; the Base Rate or the LIBO Rate. The Company may convert any portion of the outstanding debt from one interest rate type to another in increments of $1 million. Since the term facility is terminated, the applicable margin for borrowings under the revolving credit facility are computed based on Borrowing Base utilization resulting in margins ranging from 0%-.75% for Base Rate loans and 1.5%-2.25% for LIBO Rate loans.

     In connection with the new Credit Agreement, the Company wrote off $1,696,000 of loan costs related to the previously existing revolving credit agreement in March 2000. Such amounts are shown separately, net of tax, as an extraordinary item.

NOTE 5:  HEDGING AND DERIVATIVE ACTIVITIES

     The Company engages in certain hedging activities related to the purchase and delivery of oil and gas in the future. In 2000, such activities were accounted for in accordance with Statement of Financial Accounting
Standard No. 80, "Accounting for Futures Contracts" (SFAS 80) and as such the losses on hedging contracts were included as a reduction of net revenues.

     In 2000, collars were in place for portions of Bargo's oil production through September 2000 at floors of $18.00 and ceilings of $20.75 and $23.08 per Bbl. Contracted volumes totaled 50,200 Bbls per month declining each month to 42,000 Bbls. Beginning in October 2000 through September 2001 Bargo arranged to have two swaps in place at $17.55 and $18.05 per Bbl. Contracted volumes totaled 41,350 Bbls per month declining to 34,300 Bbls per month. In December 2000, Bargo unwound the swaps in place for 2001 for $2.7 million. Per FAS 80, the cost to unwind was treated as an other asset at December 31, 2000 and the cost, net of tax, was reflected in income based on the original hedge maturity dates. Such amounts were written off upon adoption of SFAS 133 on January 1, 2001.

     In addition Bargo entered into derivative contracts in the first quarter of 2000 in relation to the Texaco acquisition. Bargo was required to place a floor on a portion of its production under the terms of its new credit agreement. The instruments cover approximately 75% (or approximately 190,000 Bbls per month) of estimated oil production related to the Texaco acquisition through calendar year 2001. Beginning in April 2000 through December 2000, Bargo had one contract in place at a floor of $22 per Bbl. From January 2001 through December 2001, Bargo has one contract in place at a floor of $21 per Bbl. Under SFAS 133, these derivatives are required to be marked to market resulting in a charge of $1.4 million for the three months ending March 31, 2001.

     At December 31, 2000, the fair value and the carrying amount of these derivative instruments were:



                        Fair Value                Book Value
                        ----------                ----------
                          ($000's)                  ($000's)


                          $568.0                    $568.0


     In connection with Bargo's sale of the Coles Levee California properties in December 2000, Bargo entered into oil and natural gas hedges. These hedges were assigned to the buyer upon sale of the properties on January 12, 2001 and any gain or loss on these hedges was reimbursed to Bargo as an adjustment to the purchase price. As a result of the Coles Levee transaction, an adjustment was made to other comprehensive income. See Note 6.

NOTE 6:  OTHER COMPREHENSIVE INCOME

     The following summarizes the activity in Accumulated other comprehensive income for the three months ended March 31, 2001:

                                                                        ($000's)
Balance at December 31, 2000                                           $    -0-
Adoption of SFAS 133 -- impact of cash flow hedges (net of tax)           5,862
Sale of cash flow hedges (See Note 3)                                    (5,862)
                                                                       --------
Balance at March 31, 2001                                              $    -0-
                                                                       ========

     There were no items affecting other comprehensive income for the three months ended March 31, 2000.

NOTE 7:  PREFERRED STOCK ISSUANCE

     On May 14, 1999, the Company sold 5 million shares of a newly created class of preferred stock, Cumulative Redeemable Preferred Stock, Series B (Preferred Stock), to a group of investors in exchange for an aggregate purchase price of $50 million. As additional consideration, the Company issued an aggregate of 43,815,810 shares of its common stock to the Investors equal to 40% of the outstanding common stock (on a fully diluted basis). At the time of issuance of the Preferred Stock, due to the financial condition of the Company and the absence of stock transactions in the marketplace, the Company determined that there was de minimus value to the common shares issued. If the Company redeems all of the outstanding shares of Preferred Stock prior to June 14, 2001, the Investors must sell back to the Company 6.5% of the shares of Common Stock originally issued to the Investors.

     Dividends on the Preferred Stock equal to 10% per annum are payable quarterly. The dividend rate is subject to increase (but in no event to more than 16%) or decrease (but in no event to less than 10%) based upon the Company's ratio of assets to liabilities which is calculated on January 1 and July 1 of each year or at such other time as requested by the Investors. The dividend rate on the preferred stock was 10% in 2001 and 2000. The Preferred Stock may be redeemed at any time by the Company and must be redeemed upon the occurrence of certain events, including upon the fifth anniversary of the issue date or upon a change of control. The Preferred Stock is redeemable for $50 million and unpaid cumulative dividends. A change of control is deemed to occur upon any merger, reorganization, purchase or sale of more than 50% of the Company's voting securities, the sale of substantially all of the assets of the Company or at any time Tim Goff ceases to serve as the Company's Chief Executive Officer. The Company is prohibited from taking certain actions, including authorizing, creating or issuing any shares of capital stock, amending the articles of incorporation of the Company and authorizing a merger or change of control, without the consent of the holders of a majority of the outstanding shares of Preferred Stock.

     On January 23, 2001, the Company declared a dividend on all of the Preferred Stock in the amount of all accrued and unpaid dividends through that date ($9.3 million).

     The Preferred Stock is expected to be redeemed in connection with the merger described in Note 2.

NOTE 8:  EARNINGS PER SHARE

     Net income or loss per common share is based on the weighted average number of common shares outstanding. In accordance with SFAS 128, "Earnings Per Share", income available to common stockholders is reduced by the amount of dividends on cumulative preferred stock and accretion of related stock issuance costs. The Company's common stock equivalents consisted of stock options and warrants. The calculation of weighted average number of common shares outstanding for the three months ended March 31, 2001 is as follows:


Weighted average basic common shares outstanding                      87,933,000
Options and warrants outstanding (Treasury Stock Method)              15,063,000
                                                                     -----------
Weighted average fully diluted common and common equivalent
  shares outstanding                                                 102,996,000
                                                                     ===========

--------------------------------------------------------------------------------
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in the Report (and the exhibits hereto), including without limitation, statements regarding Bargo's financial position and estimated quantities and net present values of reserves, are forward looking statements. Bargo can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from Bargo's expectations ("Cautionary Statements") are disclosed in the section "Risk Factors" included in Bargo's Forms 10-KSB and other periodic reports filed under the Exchange Act, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to Bargo or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

     In addition to the hedges in place at December 31, 1999, Bargo entered into derivative contracts in the first quarter of 2000 in relation to the Texaco acquisition. Bargo was required to place a floor on a portion of its production under the terms of its new credit agreement. The instruments cover approximately 75% (or approximately 190,000 Bbls per month) of estimated oil production related to the Texaco acquisition through calendar year 2001. Beginning in April 2000 through December 2000, Bargo had one contract in place at a floor of $22 per Bbl. From January 2001 through December 2001, Bargo has one contract in place at a floor of $21 per Bbl.

     In connection with Bargo's sale of the Coles Levee California properties in December 2000, Bargo entered into oil and natural gas hedges. These hedges were assigned to the buyer upon sale of the properties on January 12, 2001 and any gain or loss on these hedges was reimbursed to Bargo as an adjustment to the purchase price.

STRATEGIC DEVELOPMENTS

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

     The closing of the merger agreement is subject to the approval of Bargo's and Bellwether's shareholders and certain other matters. In that regard, holders of a sufficient number of shares of Bargo common and preferred stock have agreed to execute written consents in favor of the merger to approve the merger. The merger is expected to close on May 16, 2001.

     Bargo and Bellwether filed a joint proxy statement/prospectus dated April 24, 2001 and was being mailed to Bargo shareholders and Bellwether stockholders on or about April 26, 2001. For more information concerning the merger, please see the registration statement.

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

RESULTS OF OPERATIONS

Comparison of Quarters Ended March 31, 2001 and 2000

     Revenues. Total revenues increased 191% in 2001 to $31.4 million from $10.8 million in 2000, primarily due to an increase in production from Bargo's oil and gas property acquisitions. Production for the quarter ended March 31, 2001 increased by 527 MBOE, or 104%, to 1,035 MBOE versus the same period in 2000. This increased production is due to the Texaco acquisition which closed on March 31, 2000 and the Coles Levee acquisition which closed on July 31, 2000. The increase in revenues was also a result of an increase in average realized commodity prices from $24.50 per mbl in the first quarter of 2000 to $27.39 per mbl in 2001 and from $2.39 per Mcf in the first quarter of 2000 to $6.57 per Mcf in 2001.

     Expenses. Production costs increased from $3.7 million in the three months ended March 31, 2000 to $10.9 million in the three months ended March 31, 2001 due to increased production from the Texaco acquisition. General and administrative expenses increased to $2.5 million from $1.0 million in 2000 due to increased accounting costs associated with the Texaco acquisition as well as legal and accounting costs incurred during the quarter ended March 31, 2001 in connection with the merger with Bellwether. Depreciation, depletion and amortization for the quarter ended March 31, 2001 was $3.2 million or $3.14 per BOE. For the quarter ended March 31, 2000, total depreciation, depletion and amortization was $2.0 million or $4.01 per BOE. This decrease is primarily a result of increased production volumes resulting from the Texaco acquisition. Total interest expense for the quarter was $1.3 million compared to $925,000 in 2000. Non-cash interest expense (amortization of debt issuance costs) for the three months ended March 31, 2001 totaled $306,000 compared to $209,000 in the same period in 2000.

     Net Income. The Company had net income of $3,496,000 for the three months ended March 31, 2001 compared to net income of $884,000 for the same period in 2000. Income before income taxes, extraordinary item and cumulative effect of change in accounting principle increased to $12.2 million for the three months ended March 31, 2001 compared to net income of $3.1 million for the comparable period in 2000. For the quarter ended March 31, 2000, Bargo recognized an extraordinary loss on extinguishment of debt of $1.0 million (net of tax) related to the write-off of loan costs associated with Bargo's previously existing credit facility. Upon adoption of SFAS 133 on January 1, 2001, Bargo wrote off $3.2 million of costs associated with unwinding its oil swaps in December 2000 which were still carried as an asset per FAS 80 as of December 31, 2000. After taking into account accrued but unpaid dividends and accretion of stock issuance costs of $1.6 million for the quarter ended March 31, 2001 versus $1.4 million in 2000, income available to common shareholders increased from a loss of $532,000 in 2000 to income of $1.9 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Bargo's primary sources of capital are its cash flows from operations, borrowings and issuance of debt and equity securities.

     Operating activities of Bargo during the three months ended March 31, 2001 provided net cash of $11,729,000. In the same period during 2000, operations provided net cash of $8,749,000. The increase is due to the Company's acquisition activity along with higher commodity prices during 2001. Investing activities in the three months ended March 31, 2001, provided net cash of $46,597,000, due to the sale of oil and gas properties (Coles Levee and various non strategic assets). Financing activities in the three months ended March 31, 2001 used net cash of $65 million primarily due to the repayment of long term debt from property sale proceeds and operating cash flow.

     At March 31, 2001, the Company had a working capital deficit of $7.8 million, which was an $11.5 million decrease from the $3.7 million of working capital that the Company had as of December 31, 2000. The decrease in working capital as of March 31, 2001 is primarily due to a decrease in accrued oil and gas receivables which are offset by decreased payables, including an increase in accrued income taxes payable.

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

     As of December 31, 2000 borrowings under the credit facility were $85,000,000. As of March 31, 2001, Bargo had $20 million outstanding under the credit facility and $100 million of unused commitment immediately available. Bargo used proceeds from the sale of its California Coles Levee properties in January 2001 and proceeds from non-strategic assets sold in February 2001 along with operating cash flow to pay down existing bank indebtedness.

     Bargo issued 5 million shares of its Cumulative Redeemable Preferred Stock, Series B in a May 1999 private placement. In connection with this transaction, Bargo issued an aggregate of 43,815,810 shares of its common stock to the investors in the private placement, equal to 40% of Bargo's then outstanding common stock (on a fully diluted basis). Bargo has the right, however, to repurchase 2,738,488 shares of the common stock issued to the investors if Bargo redeems all of the outstanding shares of the preferred stock prior to June 14, 2001.

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

     Bargo currently intends to redeem the preferred stock in connection with the merger.

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

   3.                         Articles of Incorporation and By-laws

       3.1                    Articles of Incorporation of Bargo Energy
                              Company (Incorporated



EXHIBIT NUMBER                TITLE OF DOCUMENT
--------------                -----------------

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

      10.2                    First Amendment to Second Amended and
                              Restated Shareholders' Agreement, dated March
                              31, 2000, among Bargo Energy Company, B. Carl
                              Price, Don Wm. Reynolds, Energy



EXHIBIT NUMBER                TITLE OF DOCUMENT
--------------                -----------------


                              Capital Investment Company PLC, EnCap Equity
                              1994 Limited Partnership, BER Partnership
                              L.P., TJG Investments, Inc., BEC Partnership,
                              BOC Operating Corporation, Inc., Tim J. Goff,
                              Thomas Barrow, James E. Sowell, EnCap Energy
                              Capital Fund III-B, L.P., BOCP Energy
                              Partners, L.P., EnCap Energy Capital Fund
                              III, L.P., Kayne Anderson Energy Fund, L.P.,
                              BancAmerica Capital Investors SBIC I, L.P.,
                              Eos Partners, L.P., Eos Partners SBIC, L.P.,
                              Eos Partners SBIC II, L.P., and SGC Partners
                              II LLC. (Incorporated by reference from
                              Exhibit 10.2 to Bargo's Current Report on
                              Form 8-K dated March 31, 2000, filed with the
                              Securities and Exchange Commission on April 17,
                              2000)

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

EXHIBIT NUMBER                TITLE OF DOCUMENT
--------------                -----------------


                              filed with the Securities and Exchange
                              Commission on April 17, 2000)

      10.7                    Acknowledgment and Consent dated March 31,
                              2000, among Bargo Energy Company, Energy
                              Capital Investment Company PLC, EnCap Energy
                              Capital Fund III-B, L.P., BOCP Energy
                              Partners, L.P., EnCap Energy Capital Fund
                              III, L.P., Kayne Anderson Energy Fund, L.P.,
                              BancAmerica Capital Investors SBIC I, L.P.,
                              Eos Partners, L.P., Eos Partners SBIC, L.P.,
                              Eos Partners SBIC II, L.P., and SGC Capital
                              Partners II LLC. (Incorporated by reference from Exhibit 10.7 to Bargo's Current Report on Form 8-K dated March 31, 2000, filed with the Securities and Exchange Commission on April 17, 2000)

      10.8                    Indemnification Agreement dated March 31,
                              2000, among Bargo Energy Company, Energy
                              Capital Investment Company PLC, EnCap Energy
                              Capital Fund III-B, L.P., BOCP Energy
                              Partners, L.P., EnCap Energy Capital Fund
                              III, L.P., Kayne Anderson Energy Fund, L.P.,
                              BancAmerica Capital Investors SBIC I, L.P.,
                              Eos Partners, L.P., Eos Partners SBIC, L.P.,
                              Eos Partners SBIC II, L.P., SGC Partners II
                              LLC, and Bankers Trust Company. (Incorporated by reference from Exhibit 10.8 to Bargo's
                              Current Report on Form 8-K dated March 31,
                              2000, filed with the Securities and Exchange
                              Commission on April 17, 2000)

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

----------------------------------
[FN]

(1)  Inapplicable to this filing.

(2)  Included herewith.

 *   Confidential treatment has been requested.


(b)  REPORTS ON FORM 8-K.

     During the first quarter ended March 31, 2001, Bargo filed reports on Form 8-K as follows:

     DATE OF EVENT REPORTED                           ITEM REPORTED
------------------------------------          -----------------------------
January 25, 2001                              Item 5. Other Event
January 26, 2001                              Item 2. Acquisition or Disposition
                                                      of Assets
-------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BARGO ENERGY COMPANY
                                         (Registrant)




Dated:  May 15, 2001                     By:      /s/ Jonathan M. Clarkson
                                            ------------------------------------
                                            Jonathan M. Clarkson,
                                            On behalf of the Registrant and
                                            as President

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

      3.3 By-laws of Bargo Energy Company (Incorporated by reference




EXHIBIT NUMBER                TITLE OF DOCUMENT
--------------                -----------------


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

      10.2                    First Amendment to Second Amended and
                              Restated Shareholders' Agreement, dated March
                              31, 2000, among Bargo Energy Company, B. Carl
                              Price, Don Wm. Reynolds, Energy Capital
                              Investment Company PLC, EnCap Equity 1994
                              Limited Partnership, BER Partnership L.P.,
                              TJG Investments, Inc., BEC Partnership, BOC
                              Operating Corporation, Inc., Tim J. Goff,
                              Thomas Barrow, James E. Sowell, EnCap Energy
                              Capital Fund III-B, L.P., BOCP Energy
                              Partners, L.P., EnCap Energy Capital Fund
                              III, L.P., Kayne Anderson Energy Fund, L.P.,
                              BancAmerica Capital Investors SBIC I, L.P.,
                              Eos Partners, L.P., Eos Partners SBIC, L.P.,
                              Eos Partners SBIC II, L.P., and SGC Partners
                              II LLC. (Incorporated by reference from
                              Exhibit 10.2 to Bargo's Current Report on
                              Form 8-K dated March 31, 2000, filed with the



EXHIBIT NUMBER                TITLE OF DOCUMENT
--------------                -----------------

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


EXHIBIT NUMBER                TITLE OF DOCUMENT
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


[FN]
(1)  Inapplicable to this filing.

(2)  Included herewith.

 *   Confidential treatment has been requested.